Form 10-Q
period 2013-11-30
Eye On Media Network, Inc.
filed 2014-01-14
CIK 1585738

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 000-55035

EYE ON MEDIA NETWORK, INC.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

46-3390293
(I.R.S. Employer Identification No.)

1500 NW 65th Avenue, Plantation, Florida 33313
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (954) 370-9900

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 10, 2014 was 3,000,000. There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

TABLE OF CONTENTS

		Page
Part I. Financial Information.

Item 1.	Financial Statements.	3

	Balance Sheets for the periods ending November 30, 2013 (unaudited) and August 31, 2013 (audited).	3

	Statement of Operations (unaudited) for the three month period ended November 30, 2013 and for the period from August 2, 2013 (inception) through November 30, 2013.	4

	Statement of Stockholders’ Equity (unaudited) for the period from August 2, 2013 (inception) to November 30, 2013.	5

	Statements of Cash Flows (unaudited) for the three month period ended November 30, 2013.	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4.	Controls and Procedures.	17

Part II. Other Information.

Item 1.	Legal Proceedings.	18
Item 1A.	Risk Factors.	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Defaults Upon Senior Securities.	18
Item 4.	Mine Safety Disclosure.	18
Item 5.	Other Information.	18
Item 6.	Exhibits.	19
	Signatures.	20

Part I. Financial Information

Item 1. Financial Statements

EYE ON MEDIA NETWORK, INC.
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
NOVEMBER 30 and AUGUST 31, 2013
	(Unaudited)
	November 30, 2013	August 31, 2013
ASSETS

Cash and cash equivalents	$2,470	$2,500
Prepaid expense	0	3,000

Total current assets	2,470	5,500

Total assets	$2,470	$5,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Related party loans	$6,000	$3,000
Total current liabilities	6,000	3,000

Long-term debt	0	0
Total liabilities	6,000	3,000

Stockholders’ equity
Preferred stock, $0. 001 par value, 750,000,000 shares authorized, 0 issued and outstanding
Common stock, $0. 001 par value, 900,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	0	0
Retained earnings	(6,530)	(500)
Total stockholders’ equity	(3,530)	2,500

Total liabilities, and stockholders' equity	$2,470	$5,500

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK, INC.
STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013
AND THE PERIOD FROM INCEPTION (AUGUST 02, 2013) THROUGH NOVEMBER 30, 2013

	(Unaudited)	(Unaudited)
	November 30, 2013	Inception to Date

Revenues	$0	$0

Operating expenses:

Professional fees	6,000	6,000

General and administrative	30	530

Total Operating Expenses	6,030	6,530

Operating loss	(6,030)	(6,530)

Provision for income tax	0	0

Net loss	$(6,030)	$(6,530)

Earnings (loss) per share, basic	$(0.00)	$(0.00)
Weighted Average share outstanding, basic	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 02, 2013 (INCEPTION) THROUGH NOVEMBER 30, 2013

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

August 02, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued to founders, August 02, 2013 at $.001 per share	3,000,000	3,000	-	-	3,000

Net loss				(500)	(500)

Balance, August 31, 2013	3,000,000	3,000	$-	$(500)	$2,500

Net loss				(6,030)	(6,030)

Balance November 30, 2013 (Unaudited)	3,000,000	$3,000	$-	$(6,530)	$(3,530)

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK, INC.
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013
AND THE PERIOD FROM INCEPTION (AUGUST 02, 2013) THROUGH NOVEMBER 30, 2013

	(Unaudited) November 30, 2013	(Unaudited) Inception to Date
Cash flows from operating activities:
Net loss	$(6,030)	$(6,530)
Adjustments to reconcile net income to net cash provided (used by) operating activities
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,000	0
Accrued Expenses & current liabilities	0	0
Net cash provided (used) by operating activities	(3,030)	(6,530)

Cash flows from financing activities:
Proceeds related party loans	3,000	6,000
Proceeds from sale of common stock		3,000
Net cash provided (used) by financing activities	3,000	9,000

Net increase (decrease) in cash and cash equivalents	(30)	2,470
Cash and cash equivalents at beginning of period	2,500	0

Cash and cash equivalents at end of period	2,470	$2,470

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2013

Note 1 – Nature of Operations

EYE ON MEDIA NETWORK, INC. (a development stage company) (“EYE” or the “Company”) was incorporated in Florida on August 02, 2013, with an objective to acquire, or merge with, an operating business. As of November 30, 2013, the Company had not yet commenced any operations.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. The unaudited interim financial statements included herein should be read in conjunction with the August 31, 2013 audit of consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the period from Inception (August 2, 2013) through August 31, 2013.  The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s developmentstage activities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended November 30, 2013, the Company has had no operations. As of November 30, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end

The Company elected August 31 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carry forwards available to reduce future taxable income. Future tax benefits for these net operating loss carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2013.

Recently issued accounting standards

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Income Taxes

At August 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $500 that may be offset against future taxable income through 2031 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $180, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $180.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Note 4 – Equity

The Company has been authorized to issue 900,000,000 shares of common stock, $.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution. On August 2, 2013, the Company issued 3,000,000 shares of common stock, at par of $.001, for $3,000.

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. There have been no preferred shares issued.

Note 5 – Related Party Transaction

As described above, on August 2, 2013, the Company sold 3,000,000 shares of its $0.001 common stock to three officers and directors of the Company for $3,000 in cash.

The sole officer and director of the Company is involved in other businessactivities and may, in the future, become involved in other businessopportunities that become available. They may face a conflict in selectingbetween the Company and other business interests. The Company has not formulateda policy for the resolution of such conflicts.

The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The Company does not own or lease property or lease office space. The officespace used by the Company was arranged by the founder of the Company to use atno charge.

A related party has provided $6,000 in funding for current operations

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Note 6 – Subsequent Events

Subsequent events have been evaluated through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended November 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Eye On Media Network, Inc.Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

(a)           Business Development

Eye On Media Network, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 2, 2013. Since inception, which was August 2, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, and existing company. The Company selected August 31 as its fiscal year end.

(b)           Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions included:

(i)	A requirement to have only two years of audited financial statements and only two years of related Management Discussion & Analysis disclosures;

(ii)	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

(iii)	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

(iv)	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) which issued more than $1 billion in non-convertible debt during the preceding three-year period.

(c)           Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements. As of our most recent audited period, we have incurred losses, generated no revenues or earnings from operations, possess no significant assets or financial resources, and have a limited amount of cash on hand. Additionally, our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern. We believe that our current capital will sustain our limited operations for two more quarterly reporting periods before we have to infuse capital from our sole officer and director to continue business operations. Based upon our August 31, year-end, we believe that we will be able to sustain our operations until approximately March 15, 2014 before we will be required to obtain additional capital. Our monthly burn rate is limited to our expenses for audit and legal fees in the months when our periodic reports are to be filed. These fees are approximately $1,000.00 for the specific month in which we file our periodic reports or an average of approximately $333.33 per month in each month of the three month reporting cycle. We do not intend to let the Company fail or cease business operations for lack of capital while we search for a suitable business combination candidate. However, there can be no assurances that our sole officer and director will infuse any capital to allow us to continue operations.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Jack Namer, the sole officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(i)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(ii)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as with the industry as a whole;

(iii)	Strength and diversity of management, either in place or scheduled for recruitment;

(iv)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(v)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(vi)	The extent to which the business opportunity can be advanced;

(vii)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(viii)	Other relevant factors.

In applying for foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

In addition, depending upon the transaction, the Company’s current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders in accordance with Florida law.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate that such costs may be approximately $7,500. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $2500. We anticipate that we also should be able to consummate a business combination for approximately $7500. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by or invested in us by our stockholders, management or other investors. We presently have $2,500 in our treasury. There is no guarantee that our stockholders, management or other investors will loan money to us or invest money in our Company.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time (estimated at five hours per week) until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There is no guarantee that our stockholders, management or other investors will loan money to us or invest money in our Company.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $2,500. We anticipate that we also should be able to consummate a business combination for approximately $2,500. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by or invested in us by our stockholders, management or other investors. We presently have $2,500 in our treasury. There is no guarantee that our stockholders, management or other investors will loan money to us or invest money in our Company.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, ultimately, achieve profitable operations. We will likely be competing against entities that possess greater financial, technical and managerial capabilities than our Company. However, we will be relying upon the entrepreneurial experience of our sole officer and director in locating and negotiating a future acquisition or merger with a target entity. There can be no assurance that our officer and director will be successful in locating or negotiating any potential acquisition or merger with a suitable target candidate.

We may consider a business which has recently commenced operations, in a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. There may be unique challenges and risks associated with a business of this stature, including obtaining additional capital for the development of new products; being able to timely develop new products; identification of markets where there is a demand for such products; and, obtaining capital for expansion of operations into new or developing markets. There can be no assurances that we would be able to locate or obtain any additional capital for the development of new products, identification of markets where there would be a demand for any such products or for expansion into new or developing markets. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. There can be no assurance that we will be able to obtain sufficient capital necessary to fund any type of business described in this paragraph, which could adversely affect our ability to consummate any acquisition or merger of any such business.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered to a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. We intend to contact various stock transfer agents, investment relation firms and business development entities to locate potential candidates for a business combination transaction. We believe that the benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

 Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.

Financial Condition

Results of Operations for three months ended November 30, 2013

Revenues

Total Revenue. Total revenues for the three months ended November 30, 2013 were $-0-.

Expenses

Total Expenses.Total expenses for the three months ended November 30, 2013 were $6,030. Total expenses consisted of professional fees of $6,000 and general and administrative expenses of $30. Total expenses were the result of operations.

Financial Condition

Total Assets. Total assets at November 30, 2013 were $2,470. Total assets consist of cash of $2,470.

Total Liabilities. Total liabilities at November 30, 2013 were $6,000. Total liabilities consist ofrelated party loans of $6,000.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended November 30, 2013 of $6,030. The Company has an accumulated loss of $6,530 during the development stage, August 2, 2013 (date of inception) through November 30, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At November 30, 2013 we had working capital deficit of $3,530. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended November 30, 2013 was ($3,030). Net cash used in operating activities for the development stage August 2, 2013 (date of inception) through November 30, 2013 was ($6,530). Net cash used in operating activities includes our net loss, accounts payable, prepaid expense, accrued salaries and accrued interest.

Net cash used in investing activities for the three months ended November 30, 2013 was $0. Net cash used in investing activities for the development stage August 2, 2013 (date of inception) through November 30, 2013 was $0.

Net cash provided by financing activities for the three months ended November 30, 2013 was $3,000. Net cash provided by financing activities for the development stage August 2, 2013 (date of inception) through November 30, 2013 was $9,000. Net cash provided by financing activities includes the issuance of common stock for $3,000 and proceeds from notes payable- related party of $6,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of November 30, 2013.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending November 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2013, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2013, 1,000,000 shares each were issued to Jack Namer, James Fish and Newton Berwig for cash consideration of $1,000.00 each for an aggregate amount of $3,000.00. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement onSeptember 3, 2013	See Exhibit Key

		(3.2)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		Filed herewith

	(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002		Filed herewith

(101.INS)**	XBRL Instance Document	Filed herewith

(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith

(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

Date: January 14, 2014	By:	/s/ Jack Namer
Jack Namer
Principal Executive Officer Principal Financial and Accounting Officer