Form 10-Q
period 2014-02-28
Eye On Media Network, Inc.
filed 2014-04-15
CIK 1585738

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-55035

EYE ON MEDIA NETWORK, INC.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

46-3390293
(I.R.S. Employer Identification No.)

1500 NW 65th Avenue, Plantation, Florida 33313
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (754) 370-9900

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 11, 2014 was 27,725,000. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Financial Statements

EYE ON MEDIA NETWORK CONSOLIDATED BALANCE SHEETS FEBRUARY 28, 2014 and AUGUST 31, 2013

	(UNAUDITED)
	February 28, 2014	August 31, 2013

ASSETS

Cash and cash equivalents	$32,403	$49,445
Accounts receivable, net	-	4,600
Notes receivable	1,000	1,000
Prepaid expense	41,667	9,580

Total current assets	75,070	64,625

Property and Equipment, net	1,740,750	1,748,635
Deposits	-	157,844

Total assets	$1,815,820	$1,971,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$5,864	$767
Due to related party	6,000

Total current liabilities	11,864	767

Long-term debt	-	-

Total liabilities	11,864	767

Stockholders’ equity
Preferred stock, $0. 001 par value, 750,000,000 shares authorized, 50,000,000 and 0 issued and outstanding	50,000
Common stock, $0. 001 par value, 900,000,000 shares authorized, 27,725,000 and 24,690,000 shares issued and outstanding	27,725	24,690
Additional paid-in capital	2,183,161	2,120,425
Retained earnings	(456,930)	(174,778)
Total stockholders’ equity	1,803,956	1,970,337

Total liabilities, and stockholders' equity	$1,815,820	$1,971,104

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$5,000	$8,355	$21,150	$8,355

Operating expenses:
General and administrative	41,188	15,436	63,809	15,436
Professional fees	28,393	9,004	39,444	9,004
Depreciation	146,736	41,592	200,049	41,592

Total Operating Expenses	216,317	66,032	303,302	66,032

Operating loss	(211,317)	(57,677)	(282,152)	(57,677)

Provision for income tax	-	-	-	-

Net loss	$(211,317)	$(57,677)	$(282,152)	$(57,677)

Earnings (loss) per share, basic and diluted	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average share outstanding, basic and diluted	27,710,056	15,750,517	27,699,917	15,750,517

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (JANUARY 18, 2013) THROUGH FEBRUARY 28, 2014

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

January 18, 2013 (Inception)			-	$-	$-	-	$-

Founders’ shares issued			22,037,000	22,037	(22,037)	-	-
Stock for equipment			2,535,000	2,535	2,029,980	-	2,032,515
Stock for cash			90,000	90	69,910	-	70,000
Stock for services			28,000	28	27,972	-	28,000
Capital contribution			-	-	14,600	-	14,600

Net loss						(174,778)	(174,778)

Balance, August 31, 2013			24,690,000	24,690	$2,120,425	(174,778)	$1,970,337

Capital contribution			-	-	34,320	-	34,320
Stock for cash			33,000	33	32,967	-	33,000
Stock for services			2,000	2	1,998	-	2,000
Preferred stock for services	50,000,000	50,000	-	-	-	-	50,000
Recapitalization – January 22, 2013			3,000,000	3,000	(6,549	-	(3,549)

Net loss						(282,152)	(282,152)

Balance February 28, 2014	50,000,000	50,000	27,725,000	$27,725	$2,183,161	(456,930)	$(1,803,956)

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND THE PERIOD FROM INCEPTION (JANUARY 18, 2013) THROUGH FEBRUARY 28, 2014

	February 28, 2014	Inception to February 28, 2013
Cash flows from operating activities:
Net loss	$(282,152)	$(57,677)
Adjustments to reconcile net income to net cash provided (used by) operating activities
Depreciation and amortization	200,049	41,592
Stock based compensation	10,333	28,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,182	(15,181)
Accrued Expenses & current liabilities	2,096	(81,085)
Net cash provided (used) by operating activities	(52,492)	(84,350)

Cash flows from investing activities:
Cash acquired in acquisition	2,450	-
Net cash provided (used by) investing activities	2,450	-

Cash flows from financing activities:
Proceeds from sale of common stock	33,000	84,600
Net cash provided (used) by financing activities	33,000	84,600

Net increase (decrease) in cash and cash equivalents	(17,042)	250
Cash and cash equivalents at beginning of year	49,445	-

Cash and cash equivalents at end of year	32,403	$250

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EYE ON MEDIA NETWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014

Note 1 Nature of Operations and Principles of Consolidation

EYE ON MEDIA NETWORK INC. (a development stage company) (“EYE” or the “Company”) was incorporated in Florida on August 02, 2013, with an objective to acquire, or merge with, an operating business. On January 22, 2014 the Company acquired an operating company, Eye on South Florida in a reverse merger.

Eye on South Florida, Inc. (EYSF), a corporation, was chartered in the State of Florida on January 18, 2013 as a media organization for the purpose of providing television services as an independent producer and distributor of television programming locally and nationally. The programming is based on content that is produced and filmed in South Florida, on subjects that are relevant to the South Florida area.

As of January 22, 2014, the Company is in the business of providing television services to areas around the state and the country.

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of August 31, 2013 is that of Eye on South Florida. The balance sheet as of February 28, 2014 contains the combined accounts both companies.

Note 2 Significant Accounting Policies

Development stage company

The Company is formerly a development stage company. With the acquisition of Eye on South Florida, the Company has a working business plan and operations and is no longer in the development stage.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended February 28, 2014, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to attract outside funding and investment. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal year end

The Company elected August 31 as its fiscal year ending date.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash deposits in major financial institutions in the United States. At times deposits within a bank may exceed the amount of insurance provided on such deposits. Generally, these deposits are redeemed upon demand and, therefore, are considered by management to bear minimal risk.

 Accounts Receivable

 Accounts receivable consist of amounts due from the delivery of sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

 Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met:

o	persuasive evidence of an arrangement exists
o	the product has been shipped or the services have been rendered to the customer
o	the sales price is fixed or determinable
o	Collectability is reasonably assured.

The Company generates revenue through three processes: (1) Media Production, (2) Commercial Production, Distribution and (3) Advertising Sales and Distribution (4) Live Broadcasting of Events.

•
Revenue for media production of original content. The company recognizes a sale when the production is completed and ready for distribution. The burden of distribution and risk of loss has passed to the customer.

•	Revenue for production of television grade HD Commercials. Revenue is recognized when the services have been performed and passed on to the customer.
•	Revenue for distribution of commercials and content service fees is recognized ratably over the term of the advertising agreement.
•
Revenue for live broadcasting of original content. The company recognizes a sale when the live broadcast / production is contracted and completed. The burden of distribution and risk of loss has passed to the customer.

 Notes Receivable

The notes receivable represent the balance of a loan to an unrelated party. The Company believes this loan is collectable at February 28, 2014.

Long-lived assets and intangible property

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did not recognize any impairment losses for any periods presented.

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in future periods for employee services.

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The company may issue shares as compensation in future periods for services associated with the registration of the common shares.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $529, $529, $0 and $0 for the three and six months ending February 28, 2014 and 2013, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $0 in research and development costs for the periods for the three and six months ending February 28, 2014 and 2013.

Income taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Any deferred tax asset has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has a history of net operating losses.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income by the weighted average number of shares plus any potentially dilutive shares. The Company does not have any potentially dilutive instruments and, thus, anti-dilution issues are not applicable.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage resulting in an accumulated deficit. The Company is dependent on financing from its majority shareholder and related parties to meet its current operating obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 3 Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follow:

	February 28, 2014	August 31, 2013
Production equipment	$1,700,512	$1,700,512
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,320	-
Vehicles	324,104	166,260
	2,066,835	1,874,671
Accumulated depreciation	326,085	126,036
	$1,740,750	$1,748,635

Depreciation for the three and six months ended February 28, 2014 and 2013 was $146,736, $200,049, $41,592 and $41,592 respectively.

Note 4 Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has not recognized an income tax benefit for its operating losses generated since inception (January 18, 2013) based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for its initial income tax return. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception (January 18, 2013) through November 30, 2013.

Note 5 Equity

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of February 28, 2014 there are 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding.

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

On January 22, 2014, the Company issued 24,750,000 shares of common stock to the shareholders of Eye on South Florida in exchange for 100% of the outstanding stock in Eye on South Florida. The stock was issued on a one to one basis to the holders of EOSF stock.

Note 6 Related Party Transaction

On August 2, 2013, the Company sold 1,000,000 shares of its $0.001 common stock to our sole officer and director of the Company for $1,000 in cash.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. H may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company uses a building owned by a relative to a major stockholder. The Company does not have a lease agreement nor is there a requirement to pay any rent now or in the future.

Our wholly-owned subsidiary, Eye on South Florida, has issued stock to major shareholders for the purchase of various property and equipment.

A related party has provided $6,000 in funding for operations in the current year.

A major stockholder contributed leasehold improvements of $34,320 to the Company. The Company did not issue any common stock for this contribution.

The above amounts are not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Note 7 Acquisition

On January 22, 2014, the Company entered into Share Exchange Agreements (collectively referred to as the “Exchange Agreement”) with the forty-three (43) shareholders (“Shareholders”) of Eye On South Florida, Inc. (“EOSF”). Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the “Target Shares”) for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and was a founding member or vendor of EOSF.

The acquisition of Eye on South Florida has been recorded as a reverse merger. As such the historical statements of EYSF have replaced those of Eye on Media Network except for the outstanding stock of the Company. A pro forma balance sheet is presented as of the date of the merger.

A pro forma statement of operations is presented as if the merger had occurred on the date of inception (January 18, 2013).

Eye on Media Network, Inc.
 Pro Forma Balance Sheet
January 22, 2014

Assets
	Eye on South Florida	Eye on Media Network		Purchase	Adjustments and Eliminations	Totals

Cash	$29,963		$2,440	$-	$-	$32,403
Accounts receivable	-		-	-	-	-
Notes receivable	1,000		-	-	-	1,000
Prepaid expenses	-		41,667	-	-	41,667

Current assets	30,963		44,107	-	-	75,070

Property and Equipment	1,740,750			-	-	1,740,750
Investment in EOSF				1,765,849	(1,765,849)	-
Other assets	-			-	-	-

Total assets	$1,771,713		$44,107	$1,765,849	$(1,765,849)	$1,815,820

Liabilities and Equity
Accounts payable and accruals	$5,864	$		$-	$-	$5,864
Related party loan			6,000	-	-	6,000
						-
Current liabilities	5,864		6,000	-	-	11,864

Long-term debt	-		-	-	-	-

Preferred stock	-		50,000			50,000
Common stock	2,472		3,000	24,725	(2,472)	27,725
Additional paid in capital	2,211,964		-	1,741,124	(1,763,877)	2,189,211
Retained earnings	(448,587)		(14,893)		500	(462,980)
						-
Total equity	1,765,849		38,107	1,765,849	(1,765,849)	1,803,956

Total liabilities and equity	$1,771,713		$44,107	$1,765,849	$(1,765,849)	$1,815,820

The pro forma balance sheets present the balance sheet of Eye on South Florida (EOSF) as of February 28, 2014 and the balance sheet of Eye of Media Network (EOMN) as of February 28, 2014. The issueance of shares is recorded and the elimination of the investment and equity accounts. On January 22, 2014, Eye on Media Network issued 24,725,000 shares to acquire 100% of the stock of Eye on South Florida. This stock was recorded at hte book value of EOSF because the acquisition was recorded as a reverse merger. In consolidation, the  stock in EOSF that was held by EOMN was eliminated out, along with the retained deficit to date of EOMN and the investment. The difference was posted to the additional paid in capital of the combined entity. All the assets and liabilities of the combined entities survive intact.

Eye on South Florida, Inc.
 Pro Forma Income Statement
February 28, 2014

	Eye on South Florida	Eye on Media Network	Adjustments and Eliminations	Adjustments and Eliminations	Totals

Revenues	$21,150	$-	$-	$-	$21,150

Operating expenses
General and administrative	54,966	8,393	-		63,359
Professional fees	39,944	6,000	-		45,944
Depreciation	200,049	-	-		200,049
					-
	294,959	14,393	-	-	309,352

Net income (loss)	$(273,809)	$(14,393)	$-	$-	$(288,202)

Eye on South Florida, Inc.
 Pro Forma Income Statement
February 28, 2013

	Eye on South Florida	Eye on Media Network	Adjustments and Eliminations	Adjustments and Eliminations	Totals

Revenues	$8,355	$-	$-	$-	$8,355

Operating expenses
General and administrative	15,436		-		15,436
Professional fees	9,004		-		9,004
Depreciation	41,592	-	-		41,592
					-
	66,032	-	-	-	66,032

Net income (loss)	$(57,677)	$-	$-	$-	$(57,677)

Notes on the pro forma:

The pro forma statement of operations shows the activity of both companies as if the merger occurred at the inception of Eye on South Florida at January 18, 2013.

Note 8 Subsequent Events

Subsequent events have been evaluated through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended February 28, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Eye On Media Network, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Business

(a)           Business Development

Eye On Media Network, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on August 2, 2013. Since inception on August 2, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company had been to seek the acquisition of or merger with, and existing company. The Company selected August 31 as its fiscal year end. We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

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

We have already taken advantage of these reduced reporting burdens, which are also available to us as a smaller reporting company as defined under Rule 12b-2of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

(c)           Business of Issuer

As of August 31, 2013, the Company, based on proposed business activities, was a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

As a former “shell company”, the limitation on public resales of our issued, restricted securities by our shareholders includes a prohibition against the use of SEC Rule 144 until such time as the conditions set forth in Rule 144(i) are met. Rule 144(i) provides that if the issuer of the securities previously had been a shell company but has ceased to be a shell company and is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer a shell company, then those securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

On January 22, 2014, the Company entered into the Share Exchange Agreements with the Shareholders of Eye On South Florida, Inc. (“EOSF”). Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and was a founding member or vendor of EOSF. A representative sample of the Exchange Agreement is attached hereto as an exhibit. As of the consummation of the Exchange Agreements, EOSF became a wholly-owned subsidiary of the Company. Our principal business activities are now occurring through our operation of EOSF.

Consideration for the Exchange Agreement consisted of one share of restricted common stock of the Company for each Target Share tendered by the Shareholders in the exchange. A total of 24,725,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares by the Company was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Prior to the execution of the Exchange Agreement there were three million (3,000,000) shares or our common stock issued and outstanding. Upon completion of the transaction involving the Exchange Agreement, there were 27,725,000 shares of our common stock issued and outstanding. The acquisition was accounted for by the Company as a reverse merger wherein an operating, private company (Eye on South Florida, Inc.) was acquired by the Registrant, which was previously a “blank check company”

At the time of execution of the Exchange Agreement, our sole officer and director, Jack Namer also served as an officer and director for EOSF. Mr. Namer also was one of two majority shareholders who each held ten million (10,000,000) shares of the EOSF common stock prior to consummation of the Exchange Agreement. The other shareholder who also held ten million (10,000,000) shares of the EOSF common stock prior to consummation of the Exchange Agreement was Ms. Amy Nalewaik. Mr. Namer determined on January 17, 2014 that it was in the best interest of the Company to acquire EOSF. Mr. Namer is the sole officer and director for both EOSF and the Company. Under such circumstances, Mr. Namer may be viewed as having a conflict of interest in connection with the transaction involving the Company’s acquisition of EOSF. Notwithstanding the foregoing, Mr. Namer believes that the transaction was and remains fair to the shareholders of both companies.

Before consummation of the Exchange Agreement Mr. Namer and Ms. Nalewaik each held ten million (10,000,000) shares of EOSF common stock. After consummation of the Exchange Agreement, Mr. Namer and Ms. Nalewaik each held zero (-0-) shares of EOSF common stock. After consummation of the Exchange Agreement Mr. Namer held eleven million (11,000,000) shares of our common stock and Ms. Nalewaik held ten million (10,000,000) shares. Prior to consummation of the Exchange Agreement, Mr. Namer and Ms. Nalewaik held one million (1,000,000) and zero (-0-) shares of our common stock, respectively.

Description of Business, Principal Products, Services

Our wholly-owned subsidiary, Eye On South Florida, Inc. was incorporated in the State of Florida on January 18, 2013. EOSF is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content that is for the people and by the people, thus giving a voice back to communities with good news and entertainment that is conducive to society. Once EOSF “green lights” a production, the business aggressively produces, distributes, and markets the content to the general public in each target area, utilizing proprietary technology, to deliver content to tens of millions of viewers through all communication mediums from our multi-tiered platforms, located in South Florida.

EOMN will distribute its content thru the available delivery companies listed below: These statistics are available on Wikipedia and Nielsen ratings.

a. COMCAST: the largest cable television company in the United States with over 22 million subscribers.

b. DIRECT TV, LLC: As of December 2012, DirecTV had 35.56 million subscribers.

c. DISH TV: As of October 2012, Dish TV had 13 million subscribers.

d. Roku network on March 5 2013, announced 5 million subscribers.

These distribution delivery companies do not include the international markets of China, South America and Africa, which we intend to target for additional distribution of our content.

EOSF is generating revenue from banner advertisements on our website (www.eyeonsouthflorida.com), commercial productions, event planners, corporate videos, infomercials, public announcements, pay-per-view live broadcasted transmissions and advertisers, desiring to promote their productions, events and brands alongside the various distribution mediums, whereby content is being aired and/or shared via any and all mediums that the network controls. In addition, the Company is generating revenue from other production companies and/or television networks that request on-site filming and/or our original feeds with the use of our proprietary communication technology and equipment. Among these types of programming is “feel good” programming and transmission that we produce and other stations want, due to the type of news and entertainment in the community that we promote. Eye On South Florida has been assisting and providing valuable airtime pro-bono to non-profit organizations with sponsored ads, in order to promote their fund raising events for important causes in the community. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance.

The EOSF Network is producing and distributing original news as it unfolds, along with live and live on tape entertainment programming specials and content that delivers what main stream does not, to include informative educational programming for people of all ages in the community, by way of all its vertically integrated communication mediums. Other sources of revenue such as proprietary branded merchandising and/or licensing fees derived from sharing original programming content with other affiliate TV and Satellite stations are being considered.

EOSF distribution platforms include conventional network television, over the air digital, cable television, as well as satellite, presently covering 98% of the populated world. Our technology of simulcasting, delivers content to all mediums, e.g.: web, mobile phones, tablets and any smart device with 4G or wireless connectivity, thus providing a wide array of original content programming, news, marketing merchandising, advertising and distribution.

Each EOSF medium has its own advertising rates and revenue models, depending on the production clients’ and advertisers’ preferred demographics and target markets. In addition, EOSF will seek to receive licensure fees from the use of any proprietary technology that is sub-contracted under a co-production agreement, coupled with ongoing royalties from original programming and merchandising that the network negotiates and sells via any and all mediums that the network controls. Pay-Per-View, live streaming productions are another source of revenue for EOSF and each transmission, utilizing all of our proprietary tools and solutions that will be marketed and promoted for optimum results.

The EOSF television and multi-media content development and production slate will be financed by the revenues derived from its own media content, commercial production services, advertiser’s revenues, licensing fees and distribution capabilities. Additional revenue will be derived through selling programming and developing quality productions whether originally produced, or co-produced with other producers and clients interested in producing their own content for distribution in any of the EOSF Television & Multi-Media mediums that the Network controls.

The business is developing programming which we believe will provide all of the necessary capital for the development of our projects. Upon receiving the necessary capital, the business will be able to operate at the current demand level as well as continue to produce programming, according to comprehensive budgets and be able to solicit advertisers to participate in versatile mediums in return for multiple revenue streams. Each production, whether consisting of commercials or programming of any kind, is subject to a separate financial budget. Each production will leverage this business value and generate more capital for ongoing operations of the Company.

EOSF management wants to ensure that it develops the proper content for the proper advertisers and distribution channels, before it heavily engages in the production of original programming for this business. In the meantime, the EOSF Network is currently airing content 24/7 in all of the channels that the Network currently controls including, but not limited to, archiving community news and entertainment within its www.eyeonsouthflorida.com Internet portal, hence generating unprecedented viewers from the world wide web, while promoting the brand and the advertisers whom have already entrusted us to promote their brands alongside the EOSF Network.

Distribution Methods Of The Products and Services

We are currently distributing our products and services via television in high profile DMA’s that are already allocated to reach 22.5 million households, as well as internet and various other delivery mechanisms and portals. “DMA” means “Designated Market Areas” as per the Nielsen ratings. As of January 1, 2014 and used throughout the 2013-2014 television season below are the rankings.

Below is the Rank Designated Market Area (“DMA”) TV Homes (100% of U.S.) representing the top 18 DMA’s.

	Household’s	% of US
1 New York	7,461,030	6.442

2 Los Angeles	5,665,780	4.892

3 Chicago	3,534,080	3.052

4 Philadelphia	2,963,500	2.559

5 Dallas-Ft. Worth	2,655,290	2.293

6 San Francisco-Oak-San Jose	2,518,900	2.175

7 Boston (Manchester)	2,433,040	2.101

8 Washington, DC (Hagrstwn)	2,412,250	2.083

9 Atlanta	2,375,050	2.051

10 Houston	2,289,360	1.977

11 Detroit	1,856,400	1.603

12 Phoenix (Prescott)	1,855,310	1.602

13 Seattle-Tacoma	1,847,780	1.596

14 Tampa-St. Pete (Sarasota)	1,827,510	1.578

15 Minneapolis-St. Paul	1,748,070	1.509

16 Miami-Ft. Lauderdale	1,663,290	1.436

17 Denver	1,574,610	1.360

18 Orlando-Daytona Bch-Melb	1,490,380	1.287

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

We believe that our competitors usually give people in the communities programming which is of negative impact and which does not engage them. Few channels cover the positive things that the community is doing to help the less fortunate, or even to help themselves. Cable Networks specialize in specific genres and usually have great overheads and liabilities to contend with, in order to fulfill their programming agendas, while meeting the demands of advertisers. Additionally, most of the current news media networks show bias for one side or the other, whether it is the liberal point of view or the conservative point of view. Our goal is to serve all sides of the equation with equal opportunity news and entertainment programming for all opinions and voices in each community that we reach.

EOSF covers and promotes up-lifting and empowering content, as well as promotion of proactive safety matters and public announcements. In each market, there are different needs in the community and the people and their issues have a right to be heard! The essence of EOSF Network is to bring people together that is by them and for them.

The use of proprietary software technology provides EOSF many solutions when it comes to attracting viewers to watch our TV stations, live streaming programming, smart device promotions and/or to engage in its website portals that promote their EYE On Network content. For example www.eyeonsouthflorida.com delivers simultaneous live streaming in between live events and makes it possible for vast amounts of traffic to be generated, long after the events are archived on the websites.

EOSF is currently positioned in South Florida as a leader in its genre, as we continue to be the voice of the people, giving them back what they want and need in their communities. The EYE On brand will continue to offer non-profit organizations and their sponsored advertisers a medium from which to promote their production events. Sponsored brands can broaden their audience, especially during live streaming events, which are open to hundreds of millions of viewers from the World Wide Web. News like this does not get around to mainstream media, but at EOSF it does matter and it will always matter because it is what we do! We have no direct competition with the type of alternative programming we produce, benefiting the community and non-profit organizations. As a matter of fact, other main stream media networks have solicited us to re-broadcast our content on their networks, because they now started to see the importance of what we are doing and more important how the community has reacted!

Our strategy is to be a resource for other media networks to continue to approach our organization, as a source of content for their programming. We will accomplish this by making sure that we are on the cutting edge of communication, community news and entertainment and new technology. Our platform is designed to give the advertisers multiple ways and methods to broadcast their commercial messages and promote their brands to a wide audience with ease and efficiency, which translates into a time saving and more cost efficient method of producing and distributing commercial advertising and content to all the targeted people, places and even things, which will equate to a better ROI. Note: Millions of dollars are spent each year serving the multi-cultured and diverse South Florida market, as illustrated by data at the following websites: http://www.floridajobs.org/office-directory/division-of-strategic-business-development/florida-strategic-plan-for-economic-development;

http://www.minorityprofessionalnetwork.com/miami.asp;and http://www.floridajobs.org/about%20awi/open government/2013 VISITFloridaAnnualReport.pdf.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

As EOSF develops its programming property portfolio, management fully intends to license and develop strategic relationships with affiliate networks and or satellite cable networks that desire to participate in licensing EOSF’s slate of original programming. If our marketing campaigns are successful, we will be able to offer licensing of our trademarked and copyright protected proprietary works, to include new and innovative communication platforms designed to distribute content by way of versatile and vertically integrated mediums as described herein as a part of this business plan to other Networks and communication and technology service providers worldwide. Said proprietary works will be made available to other businesses and as such the fees and licensing percentages will greatly increase our profitability.

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has five part-time contracted employees.

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

Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, our sole officer and director has verbally agreed to fund our operations. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.

Financial Condition

Results of Operations for three months ended February 28, 2014

Revenues

Total Revenue. Total revenues for the three months ended February 28, 2014 and 2013 were 5,000 and $8,355, respectively.

Expenses

Total Expenses. Total expenses for the three months ended February 28, 2014 and 2013 were $216,317 and $66,032. Total expenses consisted of professional fees of $28,393 and $9,004, general and administrative expenses of $41,188 and $15,436 and depreciation of $146,736 and 41,592. Total expenses were the result of operations.

Results of Operations for six months ended February 28, 2014

Revenues

Total Revenue. Total revenues for the six months ended February 28, 2014 and 2013 were $21,150 and 8,355, respectively.

Expenses

Total Expenses. Total expenses for the six months ended February 28, 2014 and 2013 were $303,302 and $66,032. Total expenses consisted of professional fees of $39,444 and $9,004, general and administrative expenses of $63,809 and $15,436 and depreciation of $200,049 and $41,592. Total expenses were the result of operations.

Financial Condition

Total Assets. Total assets at February 28, 2014 were $1,815,820. Total assets consist of cash of $32,403, other current assets of $42,667 and property and equipment, net of depreciation in the amount of $1,740,750. The property and equipment was acquired through the issuance of stock..

Total Liabilities. Total liabilities at February 28, 2014 were $11,864. Total liabilities consist of related party loans of $6,000 and accrued expenses of $5,864.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ended February 28, 2014 of $282,152. The Company has an accumulated loss of $456,930. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At February 28, 2014 we had working capital of $63,206. Our working capital deficit is expected to be used in operations.

Net cash used in operating activities for the six months ended February 28, 2014 was ($52,492). Net cash used in operating activities includes our net loss, less depreciation, accounts payable, prepaid expense, accrued salaries.

Net cash provided by investing activities for the six months ended February 28, 2014 was $2,450. The cash provided by investing activities was cash acquired in the reverse merger for stock.

Net cash provided by financing activities for the six months ended February 28, 2014 was $33,000. Net cash provided by financing activities are proceeds from the issuance of common stock for $33,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of February 28, 2014.

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

With respect to the period ending February 28, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending February 28, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in internal control over financial reporting

As of January 22, 2014, we have adopted the internal controls of Eye on South Florida, our operating subsidiary. There have been numerous changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2014, the Company issued 50,000,000 shares of our Series A Convertible Preferred Stock to Jack Namer, our sole officer and director. The Series A preferred stock has 10 votes per share and each share is convertible into 10 shares of our common stock. The shares of our Series A preferred stock were issued in exchange for services to be rendered by Mr. Namer in the present and next fiscal quarters. The Company inadvertently omitted to file a Form 8-K regarding the issuance of the Series A preferred shares. A separate Form 8-K is being filed by the Company to address the disclosures required by sections 3.02, 3.03 and 5.03 of Form 8-K. The aforementioned shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our Series A preferred stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had necessary investment intent as required by Section 4(2) since he agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

On January 22, 2014, the Company entered into Share Exchange Agreements with the Shareholders of Eye On South Florida, Inc. Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the “Target Shares”) for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and was a founding member or vendor of EOSF. A representative sample of the Exchange Agreement is attached hereto as an exhibit.

Consideration for the Exchange Agreement consisted of one share of restricted common stock of the Company for each Target Share tendered by the Shareholders in the exchange. A total of 24,725,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Prior to the execution of the Exchange Agreement there were three million (3,000,000) shares of our common stock issued and outstanding. Upon completion of the transaction involving the Exchange Agreement, there were 27,725,000 shares of our common stock issued and outstanding.

The aforementioned shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

Unregistered Sales of Equity Securities.

On January 10, 2014, the Company issued 50,000,000 shares of our Series A Convertible Preferred Stock to Jack Namer, our sole officer and director. The Series A preferred stock has 10 votes per share and each share is convertible into 10 shares of our common stock. The shares of our Series A preferred stock were issued in exchange for services to be rendered by Mr. Namer in the present and next fiscal quarter. The Company inadvertently omitted to file a Form 8-K regarding the issuance of the Series A preferred shares. A separate Form 8-K is being filed by the Company to address the disclosures required by sections 3.02, 3.03 and 5.03 of Form 8-K. The aforementioned shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our Series A preferred stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had necessary investment intent as required by Section 4(2) since he agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

Material Modification to Rights of Security Holders.

On January 10, 2014, the Company issued 50,000,000 shares of our Series A Convertible Preferred Stock to Jack Namer, our sole officer and director. The Series A preferred stock has 10 votes per share and each share is convertible into 10 shares of our common stock. At the time that these shares of Series A preferred stock were issued the Company had three shareholders, including Mr. Namer. As a result of the issuance of the Series A preferred shares to Mr. Namer, he has enough votes regarding any matter put to a vote of shareholders such that he controls the outcome of any shareholder vote and thus, he controls the Company. Accordingly, the issuance of the Series A preferred stock modified the rights of the other two shareholders of the Company to preclude them from jointly controlling the outcome of any vote regarding matters put to a vote by the shareholders of the Company.

Amendments to Articles of Incorporation.

On January 10, 2014, our Board of Directors executed resolutions to create a class of preferred stock known as Series A Convertible Preferred Stock. The Board of Directors also determined the preferences and designations of the Series A preferred stock on January 10, 2014 in accordance with the provisions of the Company’s Articles of Incorporation. The Series A preferred stock has 10 votes per share and is convertible into 10 shares of our common stock. The designation was filed with the Florida Division of Corporations on February 28, 2014.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Consolidated financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

		(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(10.0)	Share Exchange Agreement filed With Form 8-K on January 27, 2014		See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts.

	(14.0)	Code of Ethics filed with Form 10-Q on January 14, 2014		See Exhibit Key

	(21.0)	List of Subsidiaries Filed with Form 10-K on January 27, 2014		See Exhibit Key

	(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)		XBRL Instance Document**		Filed herewith

(101.SCH)		XBRL Taxonomy Ext. Schema Document**		Filed herewith

(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Document**		Filed herewith

(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document**		Filed herewith

(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document**		Filed herewith

(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document**		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

3.3	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

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

EYE ON MEDIA NETWORK, INC.

Date: April 14, 2014	By:	/s/ Jack Namer
Jack Namer,
Principal Executive Officer
Principal Financial and Accounting Officer