Form 10-Q
period 2014-05-31
Eye On Media Network, Inc.
filed 2014-07-15
CIK 1585738

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of July 14, 2014 was 27,738,000. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information
Item 1. Financial Statements

Eye On Media Network, Inc.
Consolidated Balance Sheets

	May 31,	August 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$17,054	$49,445
Accounts receivable, net of allowance for doubtful
accounts of $1,875 and $0, respectively	16,875	4,600
Notes receivable	1,000	1,000
Prepaid and other current assets	29,167	9,580
Total Current Assets	64,096	64,625

Property and equipment, net of accumulated
depreciation of $397,324 and $126,036, respectively	1,669,512	1,748,635

Other assets	-	157,844

TOTAL ASSETS	$1,733,608	$1,971,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,900	$767
Accrued expenses	498	-
Note payable, related party	6,000	-
Derivative liability	-	-
Total Current Liabilities	13,398	767

TOTAL LIABILITIES	13,398	767

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value
0 shares issued and outstanding	50,000	-
Common stock: 750,000,000 authorized; $0.001 par value
27,738,000 and 24,690,000 shares issued and outstanding	27,738	24,690
Additional paid in capital	2,196,147	2,120,425
Accumulated deficit	(556,675)	(174,778)
Total Stockholders' Equity	1,720,210	1,970,337

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,733,608	$1,971,104

See notes to unaudited financial statements

Eye On Media Network, Inc.
Consolidated Statements of Operations

				January 18,
			For the	2013
	For the		Nine Months	(inception)
	Three Months Ended		Ended	through
	May 31,		May 31,	May 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$21,234	$15,317	$42,384	$16,317
	21,234	15,317	42,384	16,317

Operating Expenses
Direct costs	0	15,521	0	15,521
Marketing and sales	-		-
Compensation	24,082	-	24,082	-
Professional	17,266	13,051	56,710	19,968
General and administrative	(21,466)	246	42,343	3,996
Research and development	-	-	-	-
Depreciation and amortization	101,097	60,000	301,146	66,000
Total operating expenses	120,979	88,818	424,281	105,485

Net loss from operations	(99,745)	(73,501)	(381,897)	(89,168)

Other income (expense)
Interest expense	-	-	-	-

Net loss	$(99,745)	$(73,501)	$(381,897)	$(89,168)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
shares outstanding	27,725,000	24,690,000	27,711,107	21,233,400

See notes to unaudited financial statements

Eye On Media Network, Inc.
Consolidated Statements of Cash Flows

		January 18, 2013
		(inception)
		through
	May 31,	May 31,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(381,897)	$(89,168)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	271,288	66,000
Amortization of prepaid expenses	20,833	-
Change in derivative	-	-
Shares issued for services provided	-	28,000
Changes in assets and liabilities:
Accounts receivable, net of allowance for doubtful	(14,150)	-
Notes receivable	-	(1,000)
Prepaid and other current assets	9,580	(15,332)
Accounts payable	6,457	(3,100)
Accrued expenses	498	-
Total adjustments	294,506	74,568
Net Cash Used in Operating Activities	(87,391)	(14,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	6,000	-
Capital contribution	-	14,600
Proceeds from issuance of common stock	49,000	-
Net Cash Provided by Financing Activates	55,000	14,600

Net increase (decrease) in cash and cash equivalents	(32,391)	-
Cash and cash equivalents, beginning of period	49,445	-
Cash and cash equivalents, end of period	$17,054	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Stock issued for assets	$2,032,515	$-

See notes to unaudited financial statements

EYE ON MEDIA NETWORK INC.
(FORMERLY A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

Note 1 Nature of Operations and Principles of Consolidation

EYE ON MEDIA NETWORK INC. (formerly a development stage company) (“EYE” or the “Company”) was incorporated in Florida on August 02, 2013, with an objective to acquire, or merge with, an operating business. On January 22, 2014 the Company acquired an operating company, Eye on South Florida in a reverse merger.

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of August 31, 2013 is that of Eye on South Florida. The balance sheet as of May 31, 2014 contains the combined accounts both companies.

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).  These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Note 2 Significant Accounting Policies

Development stage company

The Company is formerly a development stage company. With the acquisition of Eye on South Florida the Company has a working business plan and operations and has existed the development stage.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met:

●	persuasive evidence of an arrangement exists

●	the product has been shipped or the services have been rendered to the customer

●	the sales price is fixed or determinable

●	Collectability is reasonably assured.

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

Notes Receivable

The notes receivable represent the balance of a loan to an unrelated party. The Company believes this loan is collectable at May 31, 2014.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $145, $674, $0 and $0 for the three and six months ending May 31, 2014 and 2013, respectively. Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $0 in research and development costs for the periods for the three and six months ending May 31, 2014 and 2013.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration

Note 3 Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follow:

	May 31, 2014	August 31, 2013
Production equipment	$1,700,512	$1,700,512
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,320	-
Vehicles	324,104	166,260
	2,066,835	1,874,671
Accumulated depreciation	397,324	126,036
	$1,669,512	$1,748,635

Depreciation for the three and nine months ended May 31, 2014 and 2013 was $101,097, $301,146, $66,000 and $6,000, respectively.

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

Note 5 Equity

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of May 31, 2014 there are 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding.

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

On April 15, 2014, the Company issued 13,000 shares for $13,000 in cash.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended May 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Business

Eye On Media Network, Inc. (“we”, “us”, “our”, or the “Company”) is a company that was incorporated in the State of Florida on August 2, 2013. Since inception on August 2, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination with an existing company. The business purpose of the Company had been to seek the acquisition of or merger with, an existing company. The Company selected August 31 as its fiscal year end. On September 3, 2013 we filed a Registration Statement on Form 10-12G with the United States Securities and Exchange Commission. We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act. On January 22, 2014 we entered into share exchange agreements with the shareholders of Eye On South Florida, Inc. (“EOSF”), pursuant to which we acquired all of the issued and outstanding capital stock of EOSF. EOSF is now a wholly-owned subsidiary of our Company.

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

As a former “shell company”, the limitation on public re-sales of our issued, restricted securities by our shareholders includes a prohibition against the use of SEC Rule 144 until such time as the conditions set forth in Rule 144(i) are met. Rule 144(i) provides that if the issuer of the securities previously had been a shell company but has ceased to be a shell company and is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer a shell company, then those securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of August 31, 2013, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. On January 22, 2014, the Company entered into Share Exchange Agreements (collectively referred to as the “Exchange Agreement”) with the shareholders (“Shareholders”) of Eye On South Florida, Inc. Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the “Target Shares”) for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and except as otherwise designated, was a founding member or vendor of EOSF. As of the consummation of the Exchange Agreements, EOSF became a wholly-owned subsidiary of the Company. Our principal business activities are now conducted through our operation of EOSF.

Consideration for the Exchange Agreement consisted of one share of restricted common stock of the Company for each Target Share tendered by the Shareholders in the exchange. A total of 24,725,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares by the Company was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Prior to the execution of the Exchange Agreement there were three million (3,000,000) shares or our common stock issued and outstanding. Upon completion of the transaction involving the Exchange Agreement, there were 27,725,000 shares of our common stock issued and outstanding. The acquisition was accounted for by the Company as a reverse merger wherein an operating, private company (Eye on South Florida, Inc.) was acquired by the Registrant, which was previously a “blank check company”.

At the time of execution of the Exchange Agreement, our sole officer and director, Jack Namer also served as an officer and director for EOSF. Mr. Namer also was one of two majority shareholders who each held ten million (10,000,000) shares of the EOSF common stock prior to consummation of the Exchange Agreement. The other shareholder who also held ten million (10,000,000) shares of the EOSF common stock prior to consummation of the Exchange Agreement was Ms. Amy Nalewaik. Mr. Namer determined on January 17, 2014 that it was in the best interest of the Company to acquire EOSF. Mr. Namer is the sole officer and director for both EOSF and the Company. Under such circumstances, Mr. Namer may be viewed as having a conflict of interest in connection with the transaction involving the Company’s acquisition of EOSF. Notwithstanding the foregoing, Mr. Namer believes that the transaction was and remains fair to the shareholders of both companies. Mr. Namer believes that the transaction is fair to shareholders of both companies because it may provide liquidity and an exit strategy for shareholders of EOSF and it brought an operating company into an entity that was previously a shell company with no operations.

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

Before consummation of the Exchange Agreement Mr. Namer and Ms. Nalewaik each owned 40.44% of the issued and outstanding EOSF common stock. After consummation of the Exchange Agreement, Mr. Namer and Ms. Nalewaik each held zero (-0-) shares and zero percent (0.00%) of the issued and outstanding shares of EOSF common stock.

Before consummation of the Exchange Agreement, Mr. Namer held 33.33% of the issued and outstanding shares of our common stock and Ms. Nalewaik held 0.00% of the issued and outstanding shares of our common stock. After consummation of the Exchange Agreement Mr. Namer held 39.66% of the issued and outstanding shares of our common stock and Ms. Nalewaik held 36.07% of the issued and outstanding shares of our common stock.

Description of Business, Principal Products, Services

Our wholly-owned subsidiary, Eye On South Florida, Inc., was incorporated in the State of Florida on January 18, 2013. EOSF is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content that is for the people and by the people, thus giving a voice back to communities with good news and entertainment that is conducive to society. Once the Company “green lights” a production, the business aggressively produces, distributes, and markets the content to the general public in each target area, utilizing and delivers content to tens of millions of viewers through all communication mediums from our multi-tiered platforms, located in South Florida.

EOMN is distributing its content thru the available delivery companies listed below: These statistics are available on Wikipedia and Nielsen ratings.

a.	COMCAST: the largest cable television company in the United States with over 22 million subscribers.
b.	DIRECT TV, LLC: As of December 2012, DirecTV had 35.56 millionsubscribers.
c.	DISH TV: As of October 2012, Dish TV had 13 million subscribers.
d.	Roku network on March 5, 2013, announced 5 million subscribers.

These distribution delivery companies do not include the international markets of China, South America and Africa, which we intend to target for additional distribution of our content.

The Company subsidiary, Eye On South Florida, Inc. is a fully operational television network appearing over the air on Channel 16 Florida and widely viewed on the internet and all mobile devices. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, Miami to Key West and west Martin County Florida which comprises approximately 2,800,000 households. We also distribute streaming content separately on the internet through our website www.channel16live.com. For example, over the weekend of April 26-27, 2014, we covered the La Martina Miami Beach Polo World Cup. There were seven different advertisers for this event that are paying us for publication of their advertisements. We currently distribute our news and event coverage content to DIRECTV, DISH TV and the Roku network. There is no written agreement with Comcast. As is customary in the industry, our content is sold through a media broker to the above networks. Our independent media buyer/broker is IHN Media Services, LLC of San Antonio, Texas. We have no ownership interest in such company. The agreement for services with IHN Media Services, LLC is verbal. The material terms are that certain services in connection with Company's planning, preparing and placing of advertising for the Company as follows:

a.	Analyze present and potential television marketing and advertising opportunities; and

b.
Provide television advertising on all cable carries including, but not limited to, Time Warner, Comcast, Cox, Verizon FIOS, Bright House Cable, Sudden Link, Grande, WOW Cable) with such services to include all broadcast stations as well as all ad-supported cable networks and syndicated programming; and

c.	Provide all of its services at fair and competitive rates in markets both locally and nationally; and

d.	Negotiate for appropriate weekly/monthly media schedules at the lowest possible media costs for the Company’s advertising purposes; and.

e.
Provide Company with written schedules of all media time placements made for the Client indicating the national and local media that is selected, and the dates, days, times, and costs of that media. Company will be given the opportunity to approve all advertising schedules for placement by Agency; and

f.	Agency will provide the Company with weekly, monthly, or flight invoices for the gross amount of media time that is purchased for the Client’s advertising purposes; and

g.	Identify and procure clients for Company that seek advertising on its or other media networks and seek commercials that Company can produce for them for a fee.

The Company will pay the Agency for its services on a monthly basis. Amounts paid for the Agency’s services will vary from region to region where the Company’s content is distributed.

For a thorough listing of the types of television content we produce visit our website at www.eyeonsouthflorida.com. Selected examples of the types of products and services we provide include:

•
Creation of television news and event coverage content for several charities including non-profit Children’s Diagnostic & Treatment Center in Ft. Lauderdale, Florida, non-profit Go Riverwalk Fort Lauderdale, non-profit Guardian Behavioral Health Foundation in Ft. Lauderdale, Florida, non-profit Seafarer’s House in Ft. Lauderdale, Florida and, non-profit Unicorn Children’s Foundation in Boca Raton, Florida; and

•
Event coverage of various artistic and entertainment events including the Palm Beach International Film Festival 2014, the Miami International Film Festival 2014, The Sundance Film Festival 2014 in Park City, Utah and Ban Cancer Concert 2014 hosted by the Richard J. Fox Foundation, the Delray Beach Garlic Festival, the 3rd Annual Stone Crab & Seafood Festival-Ft. Lauderdale and, the 26th Annual Las Olas Art Fair – Ft. Lauderdale, and the John Offerdahl Gridiron Grill-Off 2013; and

•
Creation of documentary series including “Cooking With Fire” (about firefighter cooking contest), series on human trafficking with involvement of the Wasie Foundation of Ft. Lauderdale, and a documentary series regarding Wayne and Marti Huizenga; and

•	Creation of commercials for various types of businesses including, for example, attorneys, doctors, dermatologists and motor vehicle dealerships.

EOSF is generating revenue from banner advertisements on our website (www.eyeonsouthflorida.com), commercial productions, event planners, corporate videos, infomercials, public announcements, pay-per-view live broadcasted transmissions and advertisers, desiring to promote their productions, events and brands alongside the various distribution mediums, whereby content is being aired and/or shared via any and all mediums that the network controls. In addition, the Company is generating revenue from other production companies and/or television networks that request on-site filming and/or our original feeds with the use of our communication technology and equipment. Among these types of programming is “feel good” programming and transmission that we produce and other stations want, due to the type of news and entertainment in the community that we promote. Eye On South Florida has been assisting and providing valuable airtime pro-bono to non-profit organizations with sponsored ads, in order to promote their fund raising events for important causes in the community. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance.

The EOSF Network is producing and distributing original news as it unfolds, along with live and live on tape entertainment programming specials and content that delivers what main stream does not, to include informative educational programming for people of all ages in the community, by way of all its vertically integrated communication mediums. Other sources of revenue such as branded merchandising and/or licensing fees derived from sharing original programming content with other affiliate TV and Satellite stations are being considered.

EOSF distribution platforms include conventional network television, over the air digital, cable television, as well as satellite networks. Our technology of simulcasting, delivers content to all mediums, e.g.: web, mobile phones, tablets and any smart device with 4G or wireless connectivity, thus providing a wide array of original content programming, news, marketing merchandising, advertising and distribution.

Each EOSF medium has its own advertising rates and revenue models, depending on the production clients’ and advertisers’ preferred demographics and target markets. In addition, EOSF will seek to receive licensure fees from the use of any technology that is sub-contracted under a co-production agreement, coupled with ongoing royalties from original programming and merchandising that the network negotiates and sells via any and all mediums that the network controls. Pay-Per-View, live streaming productions are another source of revenue for EOSF and each transmission, utilizing all of our tools and solutions that will be marketed and promoted for optimum results.

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

The business is developing programming which we believe will provide all of the necessary capital for the development of our projects. Upon receiving the necessary capital, the business will be able to operate at the current demand level as well as continue to produce programming, according to comprehensive budgets and be able to solicit advertisers to participate in versatile mediums in return for multiple revenue streams. Each of our productions, whether consisting of commercials or programming of any kind, has a separate financial budget. Each production leverages this business value and generates more capital for ongoing operations of the Company.

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

Distribution Methods Of The Products and Services

We are currently distributing our products and services via television in our local DMA, as well as internet and various other delivery mechanisms and portals. “DMA” means “Designated Market Areas” as per the Nielsen ratings. As of January 1, 2014 and used throughout the 2013-2014 television season below are the rankings.

Below is the Rank Designated Market Area (“DMA”) TV Homes (100% of U.S.) representing the top 18 DMA’s.

	Households	% of US
1 New York	7,461,030	6.442
2 Los Angeles	5,665,780	4.892
3 Chicago	3,534,080	3.052
4 Philadelphia	2,963,500	2.559
5 Dallas-Ft. Worth	2,655,290	2.293
6 San Francisco-Oak-San Jose	2,518,900	2.175
7 Boston (Manchester)	2,433,040	2.101
8 Washington, DC (Hagrstwn)	2,412,250	2.083
9 Atlanta	2,375,050	2.051
10 Houston	2,289,360	1.977
11 Detroit	1,856,400	1.603
12 Phoenix (Prescott)	1,855,310	1.602
13 Seattle-Tacoma	1,847,780	1.596
14 Tampa-St. Pete (Sarasota)	1,827,510	1.578
15 Minneapolis-St. Paul	1,748,070	1.509
16 Miami-Ft. Lauderdale	1,663,290	1.436
17 Denver	1,574,610	1.360
18 Orlando-Daytona Bch-Melb	1,490,380	1.287

We currently distribute our media content in the Miami-Ft. Lauderdale DMA. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, Miami to Key West and west Martin County, Florida which comprises approximately 2,800,000 households.

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

The use of our software technology provides EOSF many solutions when it comes to attracting viewers to watch our TV stations, live streaming programming, smart device promotions and/or to engage in its website portals that promote their EYE On Network content. For example www.eyeonsouthflorida.com delivers simultaneous live streaming in between live events and makes it possible for vast amounts of traffic to be generated, long after the events are archived on the websites.

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

How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

In the event we raise additional capital, we will be able to implement our expansion in accordance with our business plan. We anticipate that we will use the funds raised to fund marketing activities and working capital. Our failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely see a decrease in the ability of increasing our revenues. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. Our director has verbally agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. Pursuant to the agreement our CEO has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds beyond the $6,000 in loans previously provided to the Company by our CEO, Jack Namer. In the event we require additional funding in the form of loans from our CEO, we do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes.

The implementation of our business strategy is estimated to take approximately 12-18 months. Currently we have only a few paying clients. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance. However, our CEO has been in the television media industry for many years (as further described in table 3 on page 26) and has commenced making initial contact with his previous associates. Once we are able to secure additional funding, implementation of our business strategy will begin immediately. We anticipate that it will take 30 days to be in a stage of full operational activity to gain additional clients. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

Our lack of revenues has affected the Company directly. Without a strong or known market demand, it was considered a risk to expand in any new geographical areas, since there was realistic probability that costs would not be recovered upon completion and sales generated.

Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities.

Marketing

We have developed a multi-pronged, targeted marketing program aimed at informing potential customers of the Company’s services.

Internet Promotions

We will utilize our website and email database for both educational and promotional activities. We will promote all of our upcoming company events such as workshops, seminars, business clubs, etc. and include testimonials from our client base. Our primary means of promoting the website is the registration with all major and most minor search engines, insuring that web users are directed to the site when they search for information regarding business consulting. Finally, the Company’s web address will be featured on all printed materials, including advertisements, stationary, etc.

Strategic Alliances

We will gain a significant amount of leads through developing strategic alliance relationships with companies offering complimentary services and products to the small to medium size business markets. This will enable us to market its services into the customer database of the partnering company leveraging the trust developed between the strategic partner and their customers.

Financial Condition

Results of Operations for three months ended May 31, 2014

Revenues

Total Revenue. Total revenues for the three months ended May 31, 2014 and 2013 were $21,234 and $15,317, respectively.

Expenses

Total Expenses. Total expenses for the three months ended May 31, 2014 and 2013 were $120,978 and $88,818, respectively. Total expenses included depreciation of $101,097 and $60,000, respectively. Total expenses were the result of operations.

Results of Operations for nine months ended May 31, 2014

Revenues

Total Revenue. Total revenues for the nine months ended May 31, 2014 and 2013 were $42,384 and $16,317, respectively.

Expenses

Total Expenses. Total expenses for the nine months ended May 31, 2014 and 2013 were $424,280 and $105,485, respectively. Total expenses included depreciation of $301,146 and $66,000. Total expenses were the result of operations.

Financial Condition

Total Assets. Total assets at May 31, 2014 were $1,733,608. Total assets consist of cash of $17,054, other current assets of $47,042 and property and equipment, net of depreciation in the amount of $1,345,408. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at May 31, 2014 were $13,397. Total liabilities consist of related party loans of $6,000 and accrued expenses of $7,397.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended May 31, 2014 of $282,152. The Company has an accumulated loss of $556,674. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At May 31, 2014 we had working capital of $50,699. Our working capital is expected to be used in operations.

Net cash used in operating activities for the nine months ended May 31, 2014 was ($87,391). Net cash used in operating activities includes our net loss, less depreciation, accounts payable, prepaid expense, accrued salaries.

Net cash provided by investing activities for the nine months ended May 31, 2014 was $0. The cash provided by investing activities was cash acquired in the reverse merger for stock.

Net cash provided by financing activities for the nine months ended May 31, 2014 was $55,000. Net cash provided by financing activities are proceeds from the issuance of common stock for cash.

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

Capital Resources.

We had no material commitments for capital expenditures as of May 31, 2014.

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

The management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company’s disclosure controls and procedures is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending May 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending May 31, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in internal control over financial reporting

As of January 22, 2014, we have adopted the internal controls of Eye on South Florida, our operating subsidiary. There have been numerous changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2014, The Company sold 13,000 shares of common stock for cash.

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

Amendments to Articles of Incorporation.

On January 10, 2014, our Board of Directors executed resolutions to create a class of preferred stock known as Series A Convertible Preferred Stock. The Board of Directors also determined the preferences and designations of the Series A preferred stock on January 10, 2014 in accordance with the provisions of the Company’s Articles of Incorporation. The Series A preferred stock has 10 votes per share and is convertible into 10 shares of our common stock. The designation was filed with the Florida Division of Corporations on May 31, 2014.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Consolidated financial Statements		Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

	(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(10.0)	Share Exchange Agreement filed With Form 8-K on January 27, 2014	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings	Note 3 to Financial Stmts.

	(14.0)	Code of Ethics filed with Form 10-Q on January 14, 2014	See Exhibit Key

	(21.0)	List of Subsidiaries Filed with Form 10-K on January 27, 2014	See Exhibit Key

	(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

3.3	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

Date: July 15, 2014	By:	/s/ Jack Namer
	Name:	Jack Namer
	Title:	Principal Executive Officer
Principal Financial and Accounting Officer