Form 10-K
period 2014-08-31
Eye On Media Network, Inc.
filed 2014-12-01
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number: 000-55035

EYE ON MEDIA NETWORK, INC.
(Exact Name of Registrant as specified in its charter)

Florida	46-3390293
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

1500 NW 65th Avenue, Plantation, Florida	33313
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 754-370-9900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of November 20, 2014 was 27,742,000 shares. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

EYE ON MEDIA NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended August 31, 2014

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Eye On Media Network, Inc. for the fiscal year ended August 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business.

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

Business of Issuer

As of August 31, 2013, the Company, based on proposed business activities, was a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

Consideration for the Exchange Agreement consisted of one share of restricted common stock of the Company for each Target Share tendered by the Shareholders in the exchange. A total of 24,725,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares by the Company was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Prior to the execution of the Exchange Agreement there were three million (3,000,000) shares or our common stock issued and outstanding. Upon completion of the transaction involving the Exchange Agreement, there were 27,725,000 shares of our common stock issued and outstanding. The acquisition was accounted for by the Company as a reverse merger wherein an operating, private company (Eye on South Florida, Inc.) was acquired by the Registrant.

At the time of execution of the Exchange Agreement, our sole officer and director, Jack Namer also served as an officer and director for EOSF. Mr. Namer also was one of two majority shareholders who each held ten million (10,000,000) shares of the EOSF common stock prior to consummation of the Exchange Agreement. The other shareholder who also held ten million (10,000,000) shares of the EOSF common stock prior to consummation of the Exchange Agreement was Ms. Amy Nalewaik. Mr. Namer determined on January 17, 2014 that it was in the best interest of the Company to acquire EOSF. Mr. Namer is the sole officer and director for both EOSF and the Company. Under such circumstances, Mr. Namer may be viewed as having a conflict of interest in connection with the transaction involving the Company’s acquisition of EOSF. Notwithstanding the foregoing, Mr. Namer believes that the transaction was and remains fair to the shareholders of both companies. Mr. Namer believes that the transaction is fair to shareholders of both companies because it may provide liquidity and an exit strategy for shareholders of EOSF and it brought an operating company into an entity that previously had no operations.

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

The Company subsidiary, Eye On South Florida, Inc. is a fully operational television network appearing over the air on Channel 16 Florida and widely viewed on the internet and all mobile devices. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, from Miami to Key West and west Martin County Florida which comprises approximately 2,800,000 households. We also distribute streaming content separately on the internet through our website www.channel16live.com. For example, over the weekend of April 26-27, 2014, we covered the La Martina Miami Beach Polo World Cup. There were seven different advertisers for this event that are paying us for publication of their advertisements. We currently distribute our news and event coverage content to DIRECTV, DISH TV and the Roku network. There is no written agreement with Comcast. As is customary in the industry, our content is sold through a media broker to the above networks. Our independent media buyer/broker is IHN Media Services, LLC of San Antonio, Texas. We have no ownership interest in such company. The agreement for services with IHN Media Services, LLC is verbal. The material terms are that certain services in connection with Company's planning, preparing and placing of advertising for the Company as follows:

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

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our offices are currently located at 1500 NW 65th Avenue, Plantation, Florida 33313.

We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 6 months, until our business plan is more fully implemented.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

There is presently no public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale.

Holders.

On November 20, 2014 there were 47 shareholders of record of our common stock. There are 27,742,000 shares of our Common Stock issued and outstanding.

Dividends.

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities.

Set forth below is information regarding the issuance and sales of Eye On Media Network, Inc. capital stock without registration during the since inception, August 2, 2013. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The shares of our capital stock were issued pursuant to Section 4(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.

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

On January 22, 2014, the Company entered into Share Exchange Agreements (collectively referred to as the “Exchange Agreement”) with the forty-three (43) shareholders (“Shareholders”) of Eye On South Florida, Inc. (“EOSF”). Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the “Target Shares”) for one (1) share of restricted common stock of the Company (one-for-one exchange). The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and was a founding member or vendor of EOSF.

Consideration for the Exchange Agreement consisted of one share of restricted common stock of the Company for each Target Share tendered by the Shareholders in the exchange. A total of 24,275,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders that received shares pursuant to the Exchange Agreement are sophisticated investors who are personally known by our president, Jack Namer. Each shareholder had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment or was otherwise able to bear the economic risks of an investment in our company. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction. The table below sets forth the identity of such shareholders and the number of shares receive pursuant to the Exchange Agreement on January 22, 2014.

Name of security holder	Shares Received On January 22, 2014 Pursuant to Exchange Agreement
Steve Rahseparian	1,535,000
Copens Motors	250,000
Joe Benemerito	40,000
Brian Wynn	5,000
Jaclyn Namer	5,000
ShariAnn Namer	5,000
Nicole Namer	5,000
Faith Chirico	25,000
Terry Kemp	25,000
Robert Cappeli	25,000
David Carpenter	25,000
Mita Del Fierro	5,000
Michalene Leonardo	5,000
Jacqueline J. McAniff	5,000
Kathy Clark	15,000
Andrew Sawyer	250,000
Jason Leonardo	5,000
Robert Nimkoff	50,000
Frank Horkey	25,000
Michael Mayville	5,000
Sheila & Gill Roman	25,000
Victor Levy	25,000
Marisela Garcia	50,000
Edwin L. Crammer	10,000
Jeff Barnes	100,000
Gineen Bresco	25,000
Robert Schulman	5,000
Evan Golden	25,000
Gabriel Tyner	10,000
Gary Deweese	5,000
Aicon Investment Ltd.	500,000
Anamco Ltd.	500,000
Felice Crammer	5,000
Dennis Muller	70,000
Patricia Ghaffari	50,000
Kenneth J. Haiko	5,000
David Crammer	2,000
LaShaundria D. Barfield	1,000
Max J. Lembke	2,000
Jack Namer	10,000,000
Amy Nalewaik	10,000,000

Item 6. Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)	an abrupt economic change resulting in an unexpected downturn in demand for our services;

(b)	governmental restrictions or excessive taxes on our services;

(c)	economic resources to support the development of our projects;

(d)	expansion plans, access to potential clients, and advances in technology; and.

(e)	lack of working capital that could hinder acquisitions for development of our projects.

Our Business Overview.

Eye On Media Network, Inc. is a company that was incorporated in the State of Florida on August 2, 2013. Since inception on August 2, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination with an existing company. The Company selected August 31 as its fiscal year end. On September 3, 2013 we filed a Registration Statement on Form 10-12G with the United States Securities and Exchange Commission. We are a reporting company and file all reports required under sections 13 and 15d of the Securities Exchange Act of 1934. On January 22, 2014 we entered into share exchange agreements with the shareholders of Eye On South Florida, Inc. (“EOSF”), pursuant to which we acquired all of the issued and outstanding capital stock of EOSF. EOSF is now a wholly-owned subsidiary of our Company.

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

Business of Issuer

As of August 31, 2013, the Company, based on proposed business activities, was a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

Consideration for the Exchange Agreement consisted of one share of restricted common stock of the Company for each Target Share tendered by the Shareholders in the exchange. A total of 24,725,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares by the Company was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Prior to the execution of the Exchange Agreement there were three million (3,000,000) shares or our common stock issued and outstanding. Upon completion of the transaction involving the Exchange Agreement, there were 27,725,000 shares of our common stock issued and outstanding. The acquisition was accounted for by the Company as a reverse merger wherein an operating, private company (Eye on South Florida, Inc.) was acquired by the Registrant, which was previously a “blank check company”

Our subsidiary, Eye On South Florida, Inc. was incorporated in the State of Florida on January 18, 2013. EOSF is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content.

EOSF is generating revenue from banner advertisements on our website (www.eyeonsouthflorida.com), commercial productions, event planners, corporate videos, infomercials, public announcements, pay-per-view live broadcasted transmissions and advertisers, desiring to promote their productions, events and brands alongside the various distribution mediums. In addition, the Company is generating revenue from other production companies and/or television networks that request on-site filming and/or our original feeds with the use of our communication technology and equipment. Eye On South Florida has been assisting and providing valuable airtime pro-bono to non-profit organizations with sponsored ads, in order to promote their fund raising events for important causes in the community. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance.

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

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We intend to continue to use the income from our current clients to continue to meet our operating expenses. We do not have need for the purchase of any property or equipment at this time. We will not have any significant changes in the current number of employees.

Our director has verbally agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. Pursuant to the agreement our CEO has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds beyond the $6,000 in loans previously provided to the Company by our CEO, Jack Namer. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

While a strategic and wisely executed marketing campaign is key to expanding our customer base; providing new, cutting-edge, innovative strategies developed and implemented for our clients, will provide a solid platform upon which our operations will continue to grow and deliver long-term success. There is no guarantee that we will be able to fund the Company’s expenses out of operations. In that case our CEO has agreed to fund the projects. We also will most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.

Financial Condition

Results of Operations for year ended August 31, 2014

Revenues.

Total Revenue. Total revenues for the year ended August 31, 2014 and period from inception ended August 31, 2013 were $213,132 and $25,317, respectively. Revenue increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF.

Expenses.

Total Expenses. Total expenses for the year ended August 31, 2014 and period from inception to August 31, 2013 were $556,709 and $200,095, respectively. Total expenses included depreciation of $271,288 and $126,036, respectively. Total expenses were the result of operations and increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF. Depreciation increased substantially because the Company acquired significant property and equipment through the issuance of stock.

Financial Condition.

Total Assets. Total assets at August 31, 2014 were $1,765,994. Total assets consist of cash of $10,600, other current assets of $78,122 and property and equipment, net of depreciation in the amount of $1,677,272. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at August 31, 2014 were $10,464. Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ended August 31, 2014 of $343,577. In addition, the Company has an accumulated deficit of $518,355 at August 31, 2014.. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At August 31, 2014 we had working capital of $78,258. Our working capital is expected to be used in operations.

Net cash used in operating activities for the year ended August 31, 2014 was ($77,085). Net cash used in operating activities is our net loss, less depreciation and amortization, shares issued for services and bed debt expense, and further adjusted by increases and decreases in certain assets. Cash for operating activities was provided by increases in accounts payable , and decreases in prepaid expense and notes receivable. Cash for operating activities was used by an increase in accounts receivable.

Net cash used by investing activities for the year ended August 31, 2014 was $7,760 was used for the acquisition of property and equipment..

Net cash provided by financing activities for the year ended August 31, 2014 was $46,000. Net cash provided by financing activities are proceeds from the issuance of common stock for cash.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and to seek merger candidates and/or acquisitions.. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of August 31, 2014.

Off-Balance Sheet Arrangements.

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures.

(a) Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of August 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of August 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of August 31, 2014 are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Jack Namer (1)	63	President, Chief Executive Officer, Treasurer, Secretary, Principal Executive Officer and Principal Accounting Officer, Director (1)

___________

(1) Jack Namer will serve as a director until the next annual shareholder meeting.

Jack Namer, President, Chief Executive Officer, Treasurer, Secretary, Principal Executive Officer, Principal Accounting Officer and Director.

From 2011 through the present, Mr. Jack Namer has been the Chief Executive Officer for Eye On South Florida.com, which was incorporated as Eye On South Florida, Inc. in January 2013. Mr. Namer has been responsible for the development from inception of a concept for the real-time broadcast quality delivery via the Internet and all existing smart devices. He also has been engaged in arranging and delivering low-power television transmission of current events for non-profit entities and organizations. These events include black-tie fundraising events, press conferences and the like. Mr. Namer intends to use his past experience in the television marketplace for developing content on a national basis for all affinity groups to facilitate delivery of their respective messages.

From 2006 through 2011, Mr. Namer was employed as the Chief Executive Officer for BlackBook2.com, LLC in Fort Lauderdale Florida. Mr. Namer developed and implemented the Internet portal for BlackBook2.com. His responsibilities with the company included portal development and pricing; development of website coding and e-commerce techniques; negotiating contracts with advertisers; negotiating strategic contracts with various high-profile Internet search engines to drive viewers to the company portal; and negotiating stock-purchase acquisitions of various telecommunications companies. Mr. Namer sold the controlling interest of BlackBook2.com, Inc. to a public company in May, 2011.

Throughout Mr. Namer’s business career, he has been substantially involved in mergers and acquisitions involving various companies with which he has been associated. As a result of this vast business experience spanning in excess of 25 years, we believe that Mr. Namer is very well suited to serve as the Chief Executive Officer for our Company.

Significant Employees. None.

Family Relationships. None.

Involvement in Certain Legal Proceedings. To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

The Board of Directors acts as the Audit Committee, and the Board has no separates committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics. We previously adopted a Code of Ethics that was attached as an exhibit to our Form 10-Q filed with the SEC on January 14, 2014.

Meetings and Committees of the Board of Directors.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation.

As of August 31, 2014 our Board of Directors consisted solely of Jack Namer. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the period August 31, 2014, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compen- sation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jack Namer, President, CEO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no employment contract with Mr. Jack Namer at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future. The amount of value for the services of Mr. Namer was determined by agreement for shares in which he received as a founders for (1) control (2) willingness to serve on the Board of Directors and (3) participation in the foundational days of the corporation. The amount received by Mr. Namer is not reflective of the true value of the contributed efforts by Mr. Namer and was arbitrarily determined by the company.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees earned or paid in cash	Stock Awards	Option Award(s)	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jack Namer, President, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1) There is no employment contract with Mr. Namer at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of August 31, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Total Votes
Common Stock
Jack Namer (1) 1500 NW 65th Ave. Plantation, FL 33313	511,000,000 (2)	96.83% (3)	511,000,000 (4)
Amy Nalewaik 1500 NW 65th Ave. Plantation, FL 33313	10,000,000	1.89% (5)	10,000,000
Preferred Stock (6)
Jack Namer 1500 NW 65th Ave. Plantation, FL 33313	50,000,000	100%	500,000,000 (7)

___________

(1)	Jack Namer is our Chief Executive Officer and the sole director for our Company.

25

(2)

This figure represents the number of shares of common stock beneficially owned assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.

(3)

This figure represents the percentage of shares of common stock beneficially owned assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.

(4)

This figure represents the number of shares of common stock that Mr. Namer could vote in the event that he would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock. Notwithstanding any potential conversion of the preferred stock to common stock, Mr. Namer may exercise 10 votes per share of the Series A Convertible Preferred Stock in any matter that is put to the shareholders of the Company for a vote.

(5)

This figure represents the percentage of shares of common stock beneficially owned by Amy Nalewaik assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.

(6)

The only class of preferred stock issued and outstanding is the Series A Convertible Preferred Stock. The Series A preferred stock has 10 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.

(7)

This figure represents the number of total votes per share of the preferred stock that Mr. Namer possesses and could vote in the event that he has not converted any of his Series A Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

In August 2013 the Company issued our CEO, Jack Namer, 1,000,000 shares of common stock at par $0.001 for cash totaling $1,000. In August 2013 we also issued our two other founders, Newton Berwig and James Fish 1,000,000 shares of common stock each, at par $0.001 for cash totaling $1,000. On January 10, 2014 we issued Jack Namer 50,000,000 shares of our Series A Convertible Preferred Stock which has 10 votes per share and is convertible into 10 shares of our common stock for each share of preferred stock. The shares were issued at par value ($0.001) in exchange for services to be rendered by Mr. Namer.

On January 22, 2014, the Company entered into Share Exchange Agreements with the Shareholders of Eye On South Florida, Inc., including our CEO, Jack Namer. Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. Pursuant to the Share Exchange Agreement, Mr. Namer received ten million (10,000,000) shares of our common stock.

Director Independence.

We have not established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of “independent” as related to directors and nominees for directors. We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Item 14. Principal Accounting Fees and Services.

	2013	2014
Audit fees	12,000	8,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference
(a)	Consolidated financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

		(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(10.0)	Share Exchange Agreement filed With Form 8-K on January 27, 2014		See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts.

	(14.0)	Code of Ethics filed with Form 10-Q on January 14, 2014		See Exhibit Key

	(21.0)	List of Subsidiaries Filed with Form 10-K on January 27, 2014		See Exhibit Key

	(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

3.3	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer,	December 1, 2014
Jack Namer	Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer,	December 1, 2014
Jack Namer	Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

EYE ON MEDIA NETWORK, INC. INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of August 31, 2014 and 2013	F-3

Consolidated Statement of Operations for the year ended August 31, 2014 and the period from January 18, 2013 (date of inception) through August 31, 2013	F-4

Consolidated Statement of Changes in Shareholders’ Deficit for the period January 18, 2013 (date of inception) through August 31, 2014	F-5

Consolidated Statement of Cash Flows for the year ended August 31, 2014 and the period January 18, 2013 (date of inception) through August 31, 2013	F-6

Notes to Financial Statements	F-7

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Eye on Media Network

We have audited the accompanying consolidated balance sheets of Eye on Media Network as of August 31, 2014 and 2013, and the related statement of operations, stockholders’ equity, and cash flows from period from Inception (January 18, 2013) through August 31, 2013 and the year ended August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye on Media Network as from Inception (January 18, 2013) through August 31, 2014, and the results of its operations and its cash flows for the years and periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

November 28, 2014

EYE ON MEDIA NETWORK INC.

BALANCE SHEET

	August 31,	August 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$10,600	$49,445
Accounts receivable, net of allowance for doubtful accounts of $8,625 and $0, respectively	77,625	4,600
Notes receivable	497	1,000
Prepaid and other current assets	-	9,580
Total Current Assets	88,722	64,625

Property and equipment, net of accumulated depreciation of $397,324 and $126,036, respectively	1,677,272	1,748,635

Other assets	-	157,844
TOTAL ASSETS	$1,765,994	$1,971,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,464	$767
Total Current Liabilities	10,464	767
TOTAL LIABILITIES	10,464	767

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value 50,000,000 shares issued and outstanding	50,000	-
Common stock: 750,000,000 authorized; $0.001 par value 27,738,000 and 24,690,000 shares issued and outstanding	27,738	24,690
Additional paid in capital	2,196,147	2,120,425
Accumulated deficit	(518,355)	(174,778)
Total Stockholders' Equity	1,755,530	1,970,337

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,765,994	$1,971,104

See accompanying notes to the financial statements

EYE ON MEDIA NETWORK INC.

STATEMENT OF OPERATIONS

	For the	From
	Year Ended	January 18, to
	August 31,	August 31,
	2014	2013
Revenues	$213,132	$25,317
	213,132	25,317
Operating Expenses
Direct costs	89,832	39,242
Compensation	3,248	-
Stock based compensation	52,000	28,000
Professional	44,635	2,286
General and administrative	95,706	4,531
Depreciation and amortization	271,288	126,036
Total operating expenses	556,709	200,095

Net loss from operations	(343,577)	(174,778)

Other income (expense)
Interest expense	-	-

Net loss	$(343,577)	$(174,778)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	26,532,545	24,690,000

See accompanying notes to the financial statements.

EYE ON MEDIA NETWORK INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from January 18, 2013 (Inception) through August 31, 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 18, 2013		$-		$-	$-	$-	$-

Founders shares issued		-	22,037,000	22,037	(22,037)		-
Stock issued for cash		-	90,000	90	69,910		70,000
Stock issued for services			28,000	28	27,972		28,000
Stock issued for equipment			2,535,000	2,535	2,029,980		2,032,515
Capital contribution					14,600		14,600
							-
Net loss						(174,778)	(174,778)

Balance, August 31, 2013	-	-	24,690,000	24,690	2,120,425	(174,778)	1,970,337

Capital contribution					34,320		34,320
Stock issued for cash		-	46,000	46	45,954		46,000
Stock issued for services			2,000	2	1,998		2,000
Preferred stock issued for services	50,000,000	50,000	-	-	-		50,000
Conversion of debt to equity		-		-			-
Recapitalization - January 22, 2014			3,000,000	3,000	(6,550)		(3,550)
							-
Net loss						(343,577)	(343,577)

Balance, August 31, 2014	50,000,000	$50,000	27,738,000	$27,738	$2,196,147	$(518,355)	$1,755,530

See accompanying notes to the financial statements.

EYE ON MEDIA NETWORK INC.

STATEMENT OF CASH FLOWS

		January 18, 2013
		(inception)
		through
	August 31,	August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(343,577)	$(174,778)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	271,288	126,036
Bad debt expense	8,625
Shares issued for services provided	52,000	28,000
Changes in assets and liabilities:
Accounts receivable	(81,650)	(4,600)
Notes receivable	503	(1,000)
Prepaid and other current assets	9,580	(9,580)
Accounts payable	6,146	767
Total adjustments	266,492	139,623
Net Cash Used in Operating Activities	(77,085)	(35,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,760)	-
Net Cash Used in Investing Activities	(7,760)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	6,000	-
Repayments of notes and loans payable	(6,000)	-
Capital contribution	-	14,600
Proceeds from issuance of common stock	46,000	70,000
Net Cash Provided by Financing Activities	46,000	84,600

Net increase (decrease) in cash and cash equivalents	(38,845)	49,445
Cash and cash equivalents, beginning of period	49,445	-
Cash and cash equivalents, end of period	$10,600	$49,445

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Stock issued for assets	$	$2,032,515

See accompanying notes to the financial statements

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2014

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Principles of Consolidation

EYE ON MEDIA NETWORK INC. (“EYE” or the “Company”) was incorporated in Florida on August 2, 2013, with an objective to acquire, or merge with, an operating business. On January 22, 2014 the Company acquired an operating company, Eye on South Florida in a reverse merger.

 Eye on South Florida, Inc. (EOSF), a corporation, was chartered in the State of Florida on January 18, 2013 as a media organization for the purpose of providing television services as an independent producer and distributor of television programming locally and nationally. The programming is based on content that is produced and filmed in South Florida, on subjects that are relevant to the South Florida area.

As of January 22, 2014, the Company is in the business of providing television services to areas around the state and the country.

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of August 31, 2013 is that of Eye on South Florida. The balance sheet as of August 31, 2014 contains the combined accounts both companies.

Note 2 – Significant Accounting Policies

Going Concern

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended August 31, 2014, the Company has had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to attract outside funding and investment. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be successful in increasing operations or raising sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

 Accounts receivable consist of amounts due from the delivery of sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. At August 31, 2014, the Company has estimated an $8,625 allowance for doubtful accounts is warranted.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists
•	the product has been shipped or the services have been rendered to the customer
•	the sales price is fixed or determinable
•	collectability is reasonably assured.

The Company generates revenue through four processes: (1) Media Production, (2) Commercial Production, Distribution and (3) Advertising Sales and Distribution (4) Live Broadcasting of Events.

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

Notes Receivable

The notes receivable represent the balance of a loan to an unrelated party. The Company believes this loan is collectable at August 31, 2014.

Property and Equipment

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0, and $0 for the year ending August 31, 2014 and period from inception ended August 31, 2013, respectively. Advertising expenses would be included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs if and when incurred. Research and development costs include engineering, programmer costs and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $0 in research and development costs for the periods for the year ending August 31, 2014 and period from inception ended August 31, 2013.

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. At August 31, 2014, there were 50,000,000 of preferred convertible share that were not included because they would be anti-dilutive.

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

Management has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration

Note 3 – Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	August 31, 2014	August 31, 2013
Production equipment	$1,708,272	$1,700,512
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	-
Vehicles	324,104	166,260
	2,074,596	1,874,671
Accumulated depreciation	397,324	126,036
	$1,677,272	$1,748,635

Depreciation for the year ended August 31, 2014 and period from inception ended August 31, 2013 was $271,288, and $126,036, respectively.

Note 4 – Income Taxes

At August 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $518,000 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended August 31,	2014	2013
Tax expense (benefit) at the statutory rate	$(117,000)	(60,000)
State income taxes, net of federal income tax benefit	(12,000)	(6,000)
Change in valuation allowance	129,000	66,000
Total	$-	-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

For the year ended August 31, 2014 and period from inception ended August 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of August 31, 2014 and August 31, 2013 is as follows:

	August 31, 2014	August 31, 2013
Deferred tax assets	$194,000	$66,000
Valuation allowance	(194,000)	(66,000)
Net deferred tax asset	$-	$-

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2014. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended August 31, 2013 through the year ended August 31, 2014.

Note 5 – Equity

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of August 31, 2014 there are 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding.

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

On January 22, 2014, the Company issued 24,725,000 shares of common stock to the shareholders of Eye on South Florida in exchange for 100% of the outstanding stock in Eye on South Florida. The stock was issued on a one to one basis to the holders of EOSF stock. On April 15, 2014, the Company issued 13,000 shares of its common stock for services in the amount of $13,000.

Note 6 – Related Party Transaction

As described above, on August 2, 2013, the Company sold 1,000,000 shares of its $0.001 common stock to its sole officer and director of the Company for $1,000 in cash.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Note 7 – Acquisition

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

The acquisition of Eye on South Florida has been recorded as a reverse merger. As such, the historical statements of EOSF have replaced those of Eye on Media Network except for the outstanding stock of the Company.

Note 8 – Subsequent Events

Subsequent events have been evaluated through the date of the filing. Subsequent to year end the Company issued 4,000 shares for services totaling $4,000.

