Form 10-Q
period 2014-11-30
Eye On Media Network, Inc.
filed 2015-01-14
CIK 1585738

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________.

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 6, 2015 was 27,742,000. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Financial Statements

Eye On Media Network, Inc.
Condensed Consolidated Balance Sheets

	November 30,	August 31,
	2014	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$299	$10,600
Accounts receivable, net allowance for doubtful accounts of $8,525 and $8,625, respectively	76,725	77,625
Notes receivable	497	497
Total Current Assets	77,521	88,722

Property and equipment, net of accumulated depreciation of $482,166 and $397,324, respectively	1,592,430	1,677,272

TOTAL ASSETS	$1,669,951	$1,765,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,694	$10,464
Total Current Liabilities	6,694	10,464

TOTAL LIABILITIES	6,694	10,464

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value, 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value, 27,742,000 and 27,738,000 shares issued and outstanding, respectively	27,742	27,738
Additional paid in capital	2,200,143	2,196,147
Accumulated deficit	(614,628)	(518,355)
Total Stockholders' Equity	1,663,257	1,755,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,669,951	$1,765,994

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30,
	2014	2013

Revenues	$5,754	$16,150

Operating Expenses
Direct costs	9,120	13,479
Professional fees	1,897	11,051
General and administrative	6,169	9,142
Depreciation and amortization	84,842	53,313
Total operating expenses	102,028	86,985

Net loss from operations	(96,274)	(70,835)

Other income (expense)	---	---

Net loss	$(96,274)	$(70,835)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	27,741,956	23,132,973

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	November 30,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(96,274)		$(70,835)
Adjustment to reconcile net loss to net cash provided in operations:
Depreciation and amortization		84,842		53,313
Bad debt expense		(100)		---
Stock issued for service provided		4,000		---
Changes in assets and liabilities:
Accounts receivable, net allowance for doubtful accounts		1,000		(1,800)
Prepaid and other current assets		---		5,750
Accounts payable		(3,769)		---
Accrued expense		---		2,300
Net Cash Used in Operating Activities		(10,301)		(11,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		---		(530)
Net Cash Used in Investing Activities		---		(530)

Net increase (decrease) in cash and cash equivalents		(10,301)		(11,802)

Cash and cash equivalents
Beginning of period		10,600		49,445
End of period		$299		$37,643

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Leasehold improvements as a contribution of Capital	$	---		$34,320
Equipment deposit settled with stock	$	---		$157,844

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of November 30, 2014 and August 31, 2014 contains the combined accounts both companies.

All significant intercompany balances and transactions have been elimminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Presentation and Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End

The Company elected August 31 as its fiscal year ending date.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $299 at November 30, 2014 and $10,600 at August 31, 2014.

Accounts Receivable

Accounts receivable consist of amounts due from the delivery of sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. At November 30, 2014, the Company has estimated an $8,525 allowance for doubtful accounts is warranted.

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of November 30, 2014.

Net Income (Loss) Per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2014. At November 30, 2014, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive

Share-Based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the three months ended November 30, 2014 was $4,000.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

Note 3 – Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	November 30, 2014	August 31, 2014
Production equipment	$1,708,272	$1,708,272
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,074,596	2,074,596
Accumulated depreciation	482,166	397,324
	$1,592,430	$1,677,272

Depreciation for the three months ended November 30, 2014 and for the year ended August 31, 2014 was $84,842, and $271,288, respectively.

Note 4 – Income Taxes

At November 30, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $614,628 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Period Ended November 30, 2014		For the Year Ended August 31, 2014
Tax expense (benefit) at the statutory rate		$(33,000)		$(117,000)
State income taxes, net of federal income tax benefit		(3,000)		(12,000)
Change in valuation allowance		36,000		129,000
Total	$	---	$	---

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

For the period ending November 30, 2014 and for the year ended August 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of November 30, 2014 and August 31, 2014 is as follows:

	November 30, 2014		August 31, 2014
Deferred tax assets		$231,000		$194,000
Valuation allowance		(231,000)		(194,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2014. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2014.

Note 5 – Equity

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of November 30, 2014 there are 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding.

Common Stock

The Company has been authorized to issue 750,000,000 shares of common stock, $.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution. On August 2, 2013, the Company issued 3,000,000 shares of common stock, at par of $.001, for $3,000.

On January 22, 2014, the Company issued 24,725,000 shares of common stock to the shareholders of Eye on South Florida in exchange for 100% of the outstanding stock in Eye on South Florida. The stock was issued on a one to one basis to the holders of EOSF stock. On April 15, 2014, the Company issued 13,000 shares of its common stock for services in the amount of $13,000.

During the period ending November 30 2014, the Company issued 4,000 shares of its common stock for service in the amount of $4,000.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

As of November 30, 2014, there are 27,742,000 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of November 30, 2014.

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2014

(Unaudited)

A pro forma statement of operations is presented as if the merger had occurred on the date of inception (January 18, 2013).

Eye On South Florida, Inc. Pro Forma Income Statement November 30, 2013

	Eye On South Florida, Inc.	Eye On Media Network, Inc.		Adjustments and Eliminations		Totals
Revenues	$16,150	$	---	$	---	$16,150

Operating expenses
Contract labor	13,479		---		---	13,479
Professional fees	11,051		6,000		---	17,051
General and administrative	9,143		30		---	9,172
Depreciation	53,313		---		---	53,313

Total operating expenses	86,985		6,030		---	93,015

Net loss	$(70,835)		$(6,030)	$	---	$(76,865)

Note 8 – Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended November 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Eye On Media Network, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

EOMN is distributing its content through the available delivery companies listed below: These statistics are available on Wikipedia and Nielsen ratings.

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

The Company subsidiary, Eye On South Florida, Inc. is a fully operational television network appearing over the air on Channel 16 Florida and widely viewed on the internet and all mobile devices. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, Miami to Key West and west Martin County Florida which comprises approximately 2,800,000 households. We also distribute streaming content separately on the internet through our website www.channel16live.com. For example, over the weekend of April 26-27, 2014, we covered the La Martina Miami Beach Polo World Cup. There were seven different advertisers for this event that are paying us for publication of their advertisements. We currently distribute our news and event coverage content to DIRECTV, DISH TV and the Roku network, although we do not have written agreements with any of these companies. As is customary in the industry, our content is sold through a media broker to the above networks. Our independent media buyer/broker is IHN Media Services, LLC of San Antonio, Texas. We have no ownership interest in such company. The agreement for services with IHN Media Services, LLC is verbal. The material terms are that certain services in connection with Company's planning, preparing and placing of advertising for the Company as follows:

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

Financial Condition

Results of Operations for the three months ended November 30, 2014 and 2013.

Revenues.

Total Revenue. Total revenues for the three months ended November 30, 2014 and 2013 were $5,754 and $16,150, respectively. Revenues were the result of operations.

Expenses.

Total Expenses.Total expenses for the three months ended November 30, 2014 were $102,028 and $86,985, respectively. Total expenses included depreciation of $84,842 and $53,313, respectively. Total expenses were the result of operations and increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF. Depreciation increased substantially because the Company acquired significant property and equipment through the issuance of stock.

Financial Condition.

Total Assets. Total assets at November 30, 2014 and August 31, 2014 were $1,669,951 and $1,765,994, respectively. Total assets consist of cash of $299 and $10,600, respectively; other current assets of $77,222 and $78,122, respectively and property and equipment, net of depreciation in the amount of $1,592,430 and $1,677,272, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at November 30, 2014 and August 31, 2014 were $6,694 and $10,464, respectively. Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended November 30, 2014 of $96,274. In addition, the Company has an accumulated deficit of $614,628 at November 30, 2014. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At November 30, 2014 we had working capital of $70,827. Our working capital is expected to be used in operations.

Net cash used in operating activities for the three months ended November 30, 2014 was ($10,301). Net cash used in operating activities is our net loss, less depreciation and amortization, shares issued for services and bed debt expense, and further adjusted by increases and decreases in certain assets. Cash for operating activities was provided by operating activities.

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

Capital Resources.

We had no material commitments for capital expenditures as of November 30, 2014.

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

With respect to the period ending November 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Subsequent to August 31, 2014, the Company issued 4,000 shares for services totaling $4,000.

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

EYE ON MEDIA NETWORK, INC.

Date: January 14, 2015	By:	/s/ Jack Namer
Jack Namer,
Principal Executive Officer Principal Financial and Accounting Officer

