Form 10-Q
period 2015-02-28
Eye On Media Network, Inc.
filed 2015-04-14
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 7, 2015 was 27,870,500. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Financial Statements

Eye On Media Network, Inc.
Condensed Consolidated Balance Sheets

	February 28,	August 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$10,885	$10,600
Accounts receivable, net allowance for doubtful accounts of $8,525 and $8,625, respectively	9,725	77,625
Notes receivable	497	497
Total Current Assets	21,107	88,722

Property and equipment, net of accumulated depreciation of $567,008 and $397,324, respectively	1,507,588	1,677,272

TOTAL ASSETS	$1,528,695	$1,765,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ ---	$10,464
Total Current Liabilities	---	10,464

TOTAL LIABILITIES	---	10,464

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value,
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value,
27,870,500 and 27,738,000 shares issued and outstanding, respectively	27,870	27,738
Additional paid in capital	2,328,515	2,196,147
Accumulated deficit	(877,690)	(518,355)
Total Stockholders' Equity	1,528,695	1,755,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,528,695	1,765,994

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenues	$21,625	$5,000	$27,379	$21,150

Operating Expenses
Personnel costs	73,150	---	82,270	---
Stock based compensation	114,500	---	114,500	---
Professional fees	3,642	28,393	5,539	39,444
General and administrative	15,246	41,188	21,415	63,809
Depreciation and amortization	84,842	146,736	169,684	200,049
Total operating expenses	291,380	216,317	393,408	303,302

Net loss from operations	(269,755)	(211,317)	(366,029)	(282,152)

Other income (expense)
Gain on settlement of payables	6,694	---	6,694	---

Net loss	$(263,061)	$(211,317)	$(359,335)	$(282,152)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
shares outstanding	27,811,961	27,710,056	27,776,765	27,699,917

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	February 28,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(359,335)		$(282,152)
Adjustment to reconcile net loss to net cash provided in operations:
Depreciation and amortization		169,684		200,049
Stock issued for service provided		114,500		10,333
Changes in assets and liabilities:
Accounts receivable, net allowance for doubtful accounts		67,899		---
Prepaid and other current assets		---		17,182
Accounts payable		(10,463)		---
Accrued expense		---		2,096
Net Cash Used in Operating Activities		(17,715)		(52,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition		---		2,450
Net Cash Used in Investing Activities		---		2,450

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		18,000		33,000
Net Cash Provided by Financing Activities		18,000		33,000

Net increase (decrease) in cash and cash equivalents		285		(17,042)

Cash and cash equivalents
Beginning of period		10,600		49,445
End of period		$10,885		$32,403

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Leasehold improvements as a contribution of Capital	$	---		$34,320
Equipment deposit settled with stock	$	---		$157,844

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 28, 2015

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of February 28, 2015 and August 31, 2014 contains the combined accounts both companies.

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

For the period ending February 28, 2015

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 28, 2015

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $10,885 at February 28, 2015 and $10,600 at August 31, 2014.

Accounts Receivable

Accounts receivable consist of amounts due from the delivery of sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. At February 28, 2015, the Company has estimated an $8,525 allowance for doubtful accounts is warranted.

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 28, 2015

(Unaudited)

Notes Receivable

The notes receivable represent the balance of a loan to an unrelated party. The Company believes this loan is collectable at February 28, 2015.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 28, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 28, 2015. At February 28, 2015, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

For the period ending February 28, 2015

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

Share-based expense for the six months ended February 28, 2015 was $114,500.

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

For the period ending February 28, 2015

(Unaudited)

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	February 28, 2015	August 31, 2014
Production equipment	$1,708,272	$1,708,272
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,074,596	2,074,596
Accumulated depreciation	567,008	397,324
	$1,507,588	$1,677,272

Depreciation for the six months ended February 28, 2015 and 2014 was $169,684, and $200,049, respectively.

Note 4 – Accounts Payable

At February 28, 2015 and August 31, 2014, accounts payable was $-0- and $10,464, respectively. Do to consolidation certain payables were eliminated which resulted in a gain on settlement of payables of $6,694.

Note 5 – Income Taxes

At February 28, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $877,690 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Period Ended February 28, 2015		For the Period Ended February 28, 2014
Tax expense (benefit) at the statutory rate		$(122,000)		$(96,000)
State income taxes, net of federal income tax benefit		(12,000)		(10,000)
Change in valuation allowance		134,000		106,000
Total	$	---	$	---

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 28, 2015

(Unaudited)

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

For the period ending February 28, 2015 and for the year ended August 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of February 28, 2015 and August 31, 2014 is as follows:

	February 28, 2015		August 31, 2014
Deferred tax assets		$329,000		$194,000
Valuation allowance		(329,000)		(194,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2014. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2014.

Note 6 – Equity

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of February 28, 2015 there are 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding.

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 28, 2015

(Unaudited)

During the period ending November 30, 2014 the Company issued 4,000 shares of its common stock for service in the amount of $4,000.

On January 10, 2015, the Company sold 18,000 shares of its common stock to various non-related parties in exchange for cash proceeds of $18,000. The shares were sold at $1.00 per share.

On January 10, 2015, the Company issued 110,500 shares of its common stock to various non-related parties for services in the amount of $110,500. The shares were issued at $1.00 per share.

As of February 28, 2015, there are 27,870,500 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of February 28, 2015.

Note 7 – Related Party Transaction

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

A related party has provided $6,000 in funding for operations in the prior year.

A major stockholder contributed leasehold improvements of $34,320 to the Company. The Company did not issue any common stock for this contribution.

The above amounts are not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Note 8 – Acquisition

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

For the period ending February 28, 2015

(Unaudited)

Note 9 – Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 10 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended February 28, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial Condition

Results of Operations for the three months ended February 28, 2015 and 2014.

Revenues.

Total Revenue. Total revenues for the three months ended February 28, 2015 and 2014 were $21,625 and $5,000, respectively. Revenues were the result of operations.

Expenses.

Total Expenses.Total expenses for the three months ended February 28, 2015 were $291,380 and $216,317, respectively. Total expenses included personnel costs of $73,150 and $-0-, respectively; stock based compensation of $114,500 and $-0-, respectively; professional fees of $3,642 and $28,393, respectively; general and administrative of $15,246 and $41,188, respectively and depreciation of $84,842 and $146,736, respectively. Total expenses were the result of operations and increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF. Depreciation increased substantially because the Company acquired significant property and equipment through the issuance of stock.

Results of Operations for the six months ended February 28, 2015 and 2014.

Revenues.

Total Revenue. Total revenues for the six months ended February 28, 2015 and 2014 were $27,379 and $21,150, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the six months ended February 28, 2015 were $393,408 and $303,302, respectively. Total expenses included personnel costs of $82,270 and $-0-, respectively; stock based compensation of $114,500 and $-0-, respectively; professional fees of $5,539 and $39,444, respectively; general and administrative of $21,415 and $63,809, respectively and depreciation of $169,684 and $200,049, respectively. Total expenses were the result of operations and increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF. Depreciation increased substantially because the Company acquired significant property and equipment through the issuance of stock.

Financial Condition.

Total Assets. Total assets at February 28, 2015 and August 31, 2014 were $1,528,695 and $1,765,994, respectively. Total assets consist of cash of $10,885 and $10,600, respectively; other current assets of $10,222 and $78,122, respectively and property and equipment, net of depreciation in the amount of $1,507,588 and $1,677,272, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at February 28, 2015 and August 31, 2014 were $-0- and $10,464, respectively. Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ended February 28, 2015 of $359,335. In addition, the Company has an accumulated deficit of $877,690 at February 28, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At February 28, 2015 we had working capital of $21,107. Our working capital is expected to be used in operations.

Net cash used in operating activities for the six months ended February 28, 2015 was ($17,715). Net cash used in operating activities is our net loss, less depreciation and amortization, shares issued for services and bed debt expense, and further adjusted by increases and decreases in certain assets. Cash for operating activities was provided by operating activities.

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

Capital Resources.

We had no material commitments for capital expenditures as of February 28, 2015.

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

With respect to the period ending February 28, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending February 28, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

On January 10, 2015, the Company issued 128,500 shares of its common stock to various non-related parties. Eighteen Thousand (18,000) shares of common stock were issued in exchange for cash totaling $18,000. The cash proceeds were used for operations. One Hundred Fourteen Thousand – Five Hundred (114,500) shares of common stock were issued in exchange for services totaling $114,500.

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

EYE ON MEDIA NETWORK, INC.

Date: April 14, 2015	By:	/s/ Jack Namer
Jack Namer
Principal Executive Officer
Principal Financial and Accounting Officer

