Form 10-Q
period 2015-05-31
Eye On Media Network, Inc.
filed 2015-07-14
CIK 1585738

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Registrant's telephone number, including area code: (754) 370-9900

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No ☒.

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of July 10, 2015 was 27,910,500. There are fifty million (50,000,000) shares of the issuer's Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Financial Statements

Eye On Media Network, Inc.
Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,568	$10,600
Accounts receivable, net allowance for doubtful accounts of $-0- and $8,625, respectively	---	77,625
Notes receivable	---	497
Total Current Assets	2,568	88,722

Property and equipment, net of accumulated depreciation of $651,849 and $397,324, respectively	1,422,747	1,677,272

TOTAL ASSETS	$1,425,315	$1,765,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ ---	$10,464
Total Current Liabilities	---	10,464

TOTAL LIABILITIES	---	10,464

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Equity Preferred stock: 500,000,000 authorized; $0.001 par value, 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value, 27,910,500 and 27,738,000 shares issued and outstanding, respectively	27,911	27,738
Additional paid in capital	2,388,475	2,196,147
Accumulated deficit	(1,041,071)	(518,355)
Total Stockholders' Equity	1,425,315	1,755,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,425,315	$1,765,994

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2015	2014	2015	2014

Revenues	$23,625	$21,234	$51,004	$42,384

Operating Expenses
Personnel costs	29,898	24,082	112,168	24,082
Stock based compensation	60,000	---	174,500	---
Professional fees	4,900	17,266	10,439	56,710
General and administrative	6,869	(21,466)	28,284	42,343
Depreciation and amortization	84,842	101,097	254,526	301,146
Total operating expenses	186,509	120,979	579,917	424,281

Net loss from operations	(162,884)	(99,745)	(528,913)	(381,897)

Other income (expense)
Gain (loss) on settlement of payables	(497)	---	6,197	---

Net loss	$(163,381)	$(99,745)	$(522,716)	$(381,897)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	27,880,500	27,725,000	27,811,723	27,711,107

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	May 31,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(522,716)		$(381,897)
Adjustment to reconcile net loss to net cash provided in operations:
Depreciation and amortization		254,526		271,288
Amortization of prepaid expenses		---		20,833
Stock issued for service provided		174,500		---
Changes in assets and liabilities:
Accounts receivable, net allowance for doubtful accounts		77,624		(14,150)
Prepaid and other current assets		497		9,580
Accounts payable		(10,463)		6,457
Accrued expense		---		498
Net Cash Used in Operating Activities		(26,032)		(87,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable		---		6,000
Proceeds from sale of common stock		18,000		49,000
Net Cash Provided by Financing Activities		18,000		55,000

Net increase (decrease) in cash and cash equivalents		(8,032)		(32,391)

Cash and cash equivalents
Beginning of period		10,600		49,445
End of period		$2,568		$17,054

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Stock issued for assets	$	---		$2,032,515

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending May 31, 2015

(Unaudited)

Note 1 - Nature of Operations and Principles of Consolidation

EYE ON MEDIA NETWORK INC. ("EYE" or the "Company") was incorporated in Florida on August 2, 2013, with an objective to acquire, or merge with, an operating business. On January 22, 2014 the Company acquired an operating company, Eye on South Florida in a reverse merger.

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of May 31, 2015 and August 31, 2014 contains the combined accounts both companies.

All significant intercompany balances and transactions have been elimminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K as of August 31, 2014 and filed with the Securities and Exchange Commission on December 1, 2014.

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

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Financial Instruments

The Company's balance sheet includes certain financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $2,568 at May 31, 2015 and $10,600 at August 31, 2014.

Accounts Receivable

Accounts receivable consist of amounts due from the delivery of sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. At May 31, 2015, the Company has estimated an $-0- allowance for doubtful accounts is warranted.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met:

  persuasive evidence of an arrangement exists
  the product has been shipped or the services have been rendered to the customer the sales price is fixed or determinable
  collectability is reasonably assured.

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

Notes Receivable

The notes receivable represent the balance of a loan to an unrelated party. At May 31, 2015 and August 31, 2014, notes receivable was $-0- and $497, respectively. Due to consolidation the note receivable was eliminated which resulted in a loss on settlement of receivable of $497.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of May 31, 2015.

Net Income (Loss) Per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2015. At May 31, 2015, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

Share-based expense for the nine months ended May 31, 2015 was $174,500.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In August 2014,FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	May 31, 2015	August 31, 2014
Production equipment	$1,708,272	$1,708,272
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,074,596	2,074,596
Accumulated depreciation	651,849	397,324
	$1,422,747	$1,677,272

Depreciation for the nine months ended May 31, 2015 and 2014 was $254,526, and $301,146, respectively.

Note 4 – Accounts Payable

At May 31, 2015 and August 31, 2014, accounts payable was $-0- and $10,464, respectively. Do to consolidation certain payables were eliminated which resulted in a gain on settlement of payables of $6,197.

Note 5 – Income Taxes

At May 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,041,071 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Period Ended May 31, 2015		For the Period Ended May 31, 2014
Tax expense (benefit) at the statutory rate		$(178,000)		$(130,000)
State income taxes, net of federal income tax benefit		(19,000)		(14,000)
Change in valuation allowance		197,000		144,000
Total	$	---	$	---

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

For the period ending May 31, 2015 and for the year ended August 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's net deferred tax asset as of May 31, 2015 and August 31, 2014 is as follows:

	May 31, 2015		August 31, 2014
Deferred tax assets		$391,000		$194,000
Valuation allowance		(391,000)		(194,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2014. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2014.

Note 6 – Equity

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of May 31, 2015 there are 50,000,000 shares of Series "A" Convertible Preferred Stock issued and outstanding.

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

On March 8, 2015, the Company issued 40,000 restricted shares of its common stock to Uptick Capital LLC in exchange for strategic planning services, recorded at the fair market value of the share price, in the amount of $60,000.

As of May 31, 2015, there are 27,910,500 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of May 31, 2015.

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

Note 8 - Acquisition

On January 22, 2014, the Company entered into Share Exchange Agreements (collectively referred to as the "Exchange Agreement") with the forty-three (43) shareholders ("Shareholders") of Eye On South Florida, Inc. ("EOSF"). Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the "Target Shares") for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and was a founding member or vendor of EOSF.

Note 9 - Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended May 31, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Eye On Media Network, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Our Business Overview.

Eye On Media Network, Inc. is a company that was incorporated in the State of Florida on August 2, 2013. Since inception on August 2, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination with an existing company. The Company selected August 31 as its fiscal year end. On September 3, 2013 we filed a Registration Statement on Form 10-12G with the United States Securities and Exchange Commission. We are a reporting company and file all reports required under sections 13 and 15d of the Securities Exchange Act of 1934. On January 22, 2014 we entered into share exchange agreements with the shareholders of Eye On South Florida, Inc. ("EOSF"), pursuant to which we acquired all of the issued and outstanding capital stock of EOSF. EOSF is now a wholly-owned subsidiary of our Company.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions included:

(i)	A requirement to have only two years of audited financial statements and only two years of related Management Discussion & Analysis disclosures;

(ii)	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

(iii)	Reduced disclosure about the emerging growth company's executive compensation arrangements; and

(iv)	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) which issued more than $1 billion in non-convertible debt during the preceding three-year period.

Business of Issuer

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 22, 2014, the Company entered into Share Exchange Agreements (collectively referred to as the "Exchange Agreement") with the shareholders ("Shareholders") of Eye On South Florida, Inc. Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the "Target Shares") for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and except as otherwise designated, was a founding member or vendor of EOSF. As of the consummation of the Exchange Agreements, EOSF became a wholly-owned subsidiary of the Company. Our principal business activities are now conducted through our operation of EOSF.

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

The Company subsidiary, Eye On South Florida, Inc. is a fully operational television network appearing over the air on Channel 16 Florida and widely viewed on the internet and all mobile devices. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, Miami to Key West and west Martin County Florida which comprises approximately 2,800,000 households. We also distribute streaming content separately on the internet through our website www.channel16live.com. For example, over the weekend of April 26-27, 2014, we covered the La Martina Miami Beach Polo World Cup. There were seven different advertisers for this event that are paying us for publication of their advertisements. We currently distribute our news and event coverage content to DIRECTV,DISHTVandtheRokunetwork. There is no written agreement with Comcast. As is customary in the industry, our content is sold through a media broker to the above networks. Our independent media buyer/broker is IHN Media Services, LLC of San Antonio, Texas. We have no ownership interest in such company. The agreement for services with IHN Media Services, LLC is verbal. The material terms are that certain services in connection with Company's planning, preparing and placing of advertising for the Company as follows:

  Analyze present and potential television marketing and advertising opportunities; and
  Provide television advertising on all cable carries including, but not limited to, Time Warner, Comcast, Cox, Verizon FIOS, Bright House Cable, Sudden Link, Grande, WOW Cable) with such services to include all broadcast stations as well as all ad-supported cable networks and syndicated programming; and
  Provide all of its services at fair and competitive rates in markets both locally and nationally; and
  Negotiate for appropriate weekly/monthly media schedules at the lowest possible media costs for the Company's advertising purposes; and.
  Provide Company with written schedules of all media time placements made for the Client indicating the national and local media that is selected, and the dates, days, times, and costs of that media. Company will be given the opportunity to approve all advertising schedules for placement by Agency; and
  Agency will provide the Company with weekly, monthly, or flight invoices for the gross amount of media time that is purchased for the Client's advertising purposes; and
  Identify and procure clients for Company that seek advertising on its or other media networks and seek commercials that Company can produce for them for a fee.

The Company will pay the Agency for its services on a monthly basis. Amounts paid for the Agency's services will vary from region to region where the Company's content is distributed.

For a thorough listing of the types of television content we produce visit our website at www.eyeonsouthflorida.com. Selected examples of the types of products and services we provide include:

  Creation of television news and event coverage content for several charities including non-profit Children's Diagnostic & Treatment Center in Ft. Lauderdale, Florida, non-profit Go Riverwalk Fort Lauderdale, non-profit Guardian Behavioral Health Foundation in Ft. Lauderdale, Florida, non-profit Seafarer's House in Ft. Lauderdale, Florida and, non-profit Unicorn Children's Foundation in Boca Raton, Florida; and
  Event coverage of various artistic and entertainment events including the Palm Beach International Film Festival 2014, the Miami International Film Festival 2014, The Sundance Film Festival 2014 in Park City, Utah and Ban Cancer Concert 2014 hosted by the Richard J. Fox Foundation, the Delray Beach Garlic Festival, the 3rd Annual Stone Crab & Seafood Festival-Ft. Lauderdale and, the 26th Annual Las Olas Art Fair – Ft. Lauderdale, and the John Offerdahl Gridiron Grill-Off 2013; and
  Creation of documentary series including "Cooking With Fire" (about firefighter cooking contest), series on human trafficking with involvement of the Wasie Foundation of Ft. Lauderdale, and a documentary series regarding Wayne and Marti Huizenga; and
  Creation of commercials for various types of businesses including, for example, attorneys, doctors, dermatologists and motor vehicle dealerships.

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

Our director has verbally agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. Pursuant to the agreement our CEO has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds beyond the $6,000 in loans previously provided to the Company by our CEO, Jack Namer. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 2 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

While a strategic and wisely executed marketing campaign is key to expanding our customer base; providing new, cutting-edge, innovative strategies developed and implemented for our clients, will provide a solid platform upon which our operations will continue to grow and deliver long-term success. There is no guarantee that we will be able to fund the Company's expenses out of operations. In that case our CEO has agreed to fund the projects. We also will most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.

Financial Condition

Results of Operations for the three months ended May 31, 2015 and 2014.

Revenues.

Total Revenue. Total revenues for the three months ended May 31, 2015 and 2014 were $23,625 and $21,234, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the three months ended May 31, 2015 were $186,012 and $120,979, respectively. Total expenses included personnel costs of $29,898 and $24,082, respectively; stock based compensation of $60,000 and $-0-, respectively; professional fees of $4,900 and $17,266, respectively; general and administrative of $6,869 and ($21,466), respectively; depreciationof $84,842 and $101,097, respectively and Gain (loss) on settlement of payables of $($497) and $-0-, respectively. Total expenses were the result of operations and increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF.

Results of Operations for the nine months ended May 31, 2015 and 2014.

Revenues.

Total Revenue. Total revenues for the nine months ended May 31, 2015 and 2014 were $51,004 and $42,384, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the nine months ended May 31, 2015 and 2014 were $586,114 and $424,281, respectively. Total expenses included personnel costs of $112,168 and $24,082, respectively; stock based compensation of $174,500 and $-0-, respectively; professional fees of $10,439 and $56,710, respectively; general and administrative of $28,284 and $42,343, respectively; depreciationof $254,526 and $301,146, respectively and Gain on settlement of payables of $6,197 and $-0-, respectively. Total expenses were the result of operations and increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF.

Financial Condition.

Total Assets. Total assets at May 31, 2015 and August 31, 2014 were $1,425,315 and $1,765,994, respectively. Total assets consist of cash of $2,568 and $10,600, respectively; other current assets of $-0- and $78,122, respectively and property and equipment, net of depreciation in the amount of $1,422,747 and $1,677,272, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at May 31, 2015 and August 31, 2014 were $-0- and $10,464, respectively. Total liabilitiesconsist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended May 31, 2015 of $522,716 as compared to the loss for the nine months ended May 31, 2014 of $381,897. In addition, the Company has an accumulated deficit of $1,041,071 at May 31, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At May 31, 2015 we had working capital of $2,568. Our working capital is expected to be used in operations.

Net cash used in operating activities for the nine months ended May 31, 2015 and 2014 was ($26,032) and ($87,391), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, shares issued for services and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the nine months ended May 31, 2015 and 2014 was $18,000 and $55,000, respectively. Net cash provided by financing for the nine months ended May 31, 2015 included proceeds from the issuance of common stock of $18,000. Net cash provided by financing for the nine months ended May 31, 2014 included proceeds from notes and loans payable of $6,000 and proceeds from the issuance of common stock of $55,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and to seek merger candidates and/or acquisitions.. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 2 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of May 31, 2015.

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

The management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company's disclosure controls and procedures is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending May 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending May 31, 2015, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

On August 7, 2013, 1,000,000 shares each were issued to Jack Namer, James Fish and Newton Berwig for cash consideration of $1,000.00 each for an aggregate amount of $3,000.00. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

On January 10, 2014, the Company issued 50,000,000 shares of our Series A Convertible Preferred Stock to Jack Namer, our sole officer and director. The Series A preferred stock has 10 votes per share and each share is convertible into 10 shares of our common stock. The shares of our Series A preferred stock were issued in exchange for services to be rendered by Mr. Namer in the present and next fiscal quarter. The aforementioned shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our Series A preferred stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had necessary investment intent as required by Section 4(2) since he agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

On January 22, 2014, the Company entered into Share Exchange Agreements (collectively referred to as the "Exchange Agreement") with the forty-three (43) shareholders ("Shareholders") of Eye On South Florida, Inc. ("EOSF"). Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the "Target Shares") for one (1) share of restricted common stock of the Company (one-for-one exchange). The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and was a founding member or vendor of EOSF.

Consideration for the Exchange Agreement consisted ofone share of restrictedcommon stock of the Company for eachTarget Share tendered by the Shareholders in the exchange. A total of 24,275,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." All shareholders that received shares pursuant to the Exchange Agreement are sophisticated investors who are personally known by our president, Jack Namer. Each shareholder had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment or was otherwise able to bear the economic risks of an investment in our company. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction. The table below sets forth the identity of such shareholders and the number of shares receive pursuant to the Exchange Agreement on January 22, 2014.

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

On March 8, 2015, the Company issued 40,000 restricted shares of its common stock to Uptick Capital LLC in exchange for strategic planning services, recorded at the fair market value of the share price, in the amount of $60,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

Unregistered Sales of Equity Securities.

On January 10, 2014, the Company issued 50,000,000 shares of our Series A Convertible Preferred Stock to Jack Namer, our sole officer and director. The Series A preferred stock has 10 votes per share and each share is convertible into 10 shares of our common stock. The shares of our Series A preferred stock were issued in exchange for services to be rendered by Mr. Namer in the present and next fiscal quarter. The Company inadvertently omitted to file a Form 8-K regarding the issuance of the Series A preferred shares. A separate Form 8-K is being filed by the Company to address the disclosures required by sections 3.02, 3.03 and 5.03 of Form 8-K. The aforementioned shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our Series A preferred stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had necessary investment intent as required by Section 4(2) since he agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

On March 8, 2015, the Company issued 40,000 restricted shares of its common stock to Uptick Capital LLC in exchange for strategic planning services, recorded at the fair market value of the share price, in the amount of $60,000.

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

Amendments to Articles of Incorporation.

On January 10, 2014, our Board of Directors executed resolutions to create a class of preferred stock known as Series A Convertible Preferred Stock. The Board of Directors also determined the preferences and designations of the Series A preferred stock on January 10, 2014 in accordance with the provisions of the Company's Articles of Incorporation. The Series A preferred stock has 10 votes per share and is convertible into 10 shares of our common stock. The designation was filed with the Florida Division of Corporations on May 31, 2014.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Consolidated financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

		(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(10.0)	Share Exchange Agreement filed With Form 8-K on January 27, 2014		See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics filed with Form 10-Q on January 14, 2014		See Exhibit Key

	(21.0)	List of Subsidiaries Filed with Form 10-K on January 27, 2014		See Exhibit Key

	(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

3.3	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

Date: July 13, 2015	By:	/s/ Jack Namer
Jack Namer,
Principal Executive Officer
Principal Financial and Accounting Officer

