Form 10-K
period 2015-08-31
Eye On Media Network, Inc.
filed 2015-11-13
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-55035

EYE ON MEDIA NETWORK, INC.
(Exact Name of Registrant as specified in its charter)

Florida	46-3390293
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

1500 NW 65th Avenue, Plantation, Florida	33313
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 754-370-9900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 9, 2015 was 28,050,500 shares. There are fifty million (50,000,000) shares of the issuer's Series A Convertible Preferred Stock issued and outstanding as of such date.

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

Fiscal Year Ended August 31, 2015

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Eye On Media Network, Inc. ("EOMN") for the fiscal year ended August 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business.

Eye On Media Network, Inc. ("we", "us", "our", or the "Company") is a company that was incorporated in the State of Florida on August 2, 2013. Since inception on August 2, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination with an existing company. The business purpose of the Company had been to seek the acquisition of or merger with, an existing company. The Company selected August 31 as its fiscal year end. On September 3, 2013 we filed a Registration Statement on Form 10-12G with the United States Securities and Exchange Commission. We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act. On January 22, 2014 we entered into share exchange agreements with the shareholders of Eye On South Florida, Inc. ("EOSF"), pursuant to which we acquired all of the issued and outstanding capital stock of EOSF. EOSF is now a wholly-owned subsidiary of our Company.

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

We have already taken advantage of these reduced reporting burdens, which are also available to us as a smaller reporting company as defined under Rule 12b-2of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Description of Business, Principal Products, Services

Our wholly-owned subsidiary, Eye On South Florida, Inc., was incorporated in the State of Florida on January 18, 2013. EOSF is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content that is for the people and by the people, thus giving a voice back to communities with good news and entertainment that is conducive to society. Once the Company "green lights" a production, the business aggressively produces, distributes, and markets the content to the general public in each target area, utilizing and delivers content to tens of millions of viewers through all communication mediums from our multi-tiered platforms, located in South Florida.

EOMN is distributing its content through the available delivery companies listed below: These statistics are available on Wikipedia and Nielsen ratings.

a.	COMCAST: the largest cable television company in the United States with over 22 million subscribers.
b.	DIRECT TV, LLC: As of December 2012, DirecTV had 35.56 million subscribers.
c.	DISH TV: As of October 2012, Dish TV had 13 million subscribers.
d.	Roku network on September 16, 2014, announced 10 million subscribers.

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

EOSF is generating revenue from banner advertisements on our website (www.eyeonsouthflorida.com), commercial productions, event planners, corporate videos, infomercials, public announcements, pay-per-view live broadcasted transmissions and advertisers, desiring to promote their productions, events and brands alongside the various distribution mediums, whereby content is being aired and/or shared via any and all mediums that the network controls. In addition, the Company is generating revenue from other production companies and/or television networks that request on-site filming and/or our original feeds with the use of our communication technology and equipment. Among these types of programming is "feel good" programming and transmission that we produce and other stations want, due to the type of news and entertainment in the community that we promote. Eye On South Florida has been assisting and providing valuable airtime pro-bono to non-profit organizations with sponsored ads, in order to promote their fund raising events for important causes in the community. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance.

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

Each EOSF medium has its own advertising rates and revenue models, depending on the production clients' and advertisers' preferred demographics and target markets. In addition, EOSF will seek to receive licensure fees from the use of any technology that is sub-contracted under a co-production agreement, coupled with ongoing royalties from original programming and merchandising that the network negotiates and sells via any and all mediums that the network controls. Pay-Per-View, live streaming productions are another source of revenue for EOSF and each transmission, utilizing all of our tools and solutions that will be marketed and promoted for optimum results.

The EOSF television and multi-media content development and production slate will be financed by the revenues derived from its own media content, commercial production services, advertiser's revenues, licensing fees and distribution capabilities. Additional revenue will be derived through selling programming and developing quality productions whether originally produced, or co-produced with other producers and clients interested in producing their own content for distribution in any of the EOSF Television & Multi-Media mediums that the Network controls.

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

Distribution Methods Of The Products and Services

We are currently distributing our products and services via television in our local DMA, as well as internet and various other delivery mechanisms and portals. "DMA" means "Designated Market Areas" as per the Nielsen ratings. As of January 1, 2014 and used throughout the 2013-2014 television season below are the rankings.

Below is the Rank Designated Market Area ("DMA") TV Homes (100% of U.S.) representing the top 18 DMA's.

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

Competitive Business Conditions And The Smaller Reporting Company's Competitive Position In The Industry And Methods Of Competition

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

As EOSF develops its programming property portfolio, management fully intends to license and develop strategic relationships with affiliate networks and or satellite cable networks that desire to participate in licensing EOSF's slate of original programming. If our marketing campaigns are successful, we will be able to offer licensing of our trademarked and copyright protected proprietary works, to include new and innovative communication platforms designed to distribute content by way of versatile and vertically integrated mediums as described herein as a part of this business plan to other Networks and communication and technology service providers worldwide. Said proprietary works will be made available to other businesses and as such the fees and licensing percentages will greatly increase our profitability.

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has five part-time contracted employees.

How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and client base. We anticipate that we may engage in one or more private offering of our company's securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

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

The implementation of our business strategy is estimated to take approximately 12-18 months. Currently we have only a few paying clients. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance. However, our CEO has been involved in the television media industry for many years and has commenced making initial contact with his previous associates. Once we are able to secure additional funding, implementation of our business strategy will begin immediately. We anticipate that it will take 30 days to be in a stage of full operational activity to gain additional clients. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

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

Marketing

We have developed a multi-pronged, targeted marketing program aimed at informing potential customers of the Company's services.

Internet Promotions

We will utilize our website and email database for both educational and promotional activities. We will promote all of our upcoming company events such as workshops, seminars, business clubs, etc. and include testimonials from our client base. Our primary means of promoting the website is the registration with all major and most minor search engines, insuring that web users are directed to the site when they search for information regarding business consulting. Finally, the Company's web address will be featured on all printed materials, including advertisements, stationary, etc.

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

We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

There is presently a limited public market for our common stock. There is no assurance that this limited trading market will become more developed, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale.

Holders.

On November 9, 2015 there were 65 shareholders of record of our common stock. There are 28,050,500 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities.

Set forth below is information regarding the issuance and sales of Eye On Media Network, Inc. capital stock without registration during the since inception, August 2, 2013. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The shares of our capital stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.

On August 7, 2013, 1,000,000 shares each were issued to Jack Namer, James Fish and Newton Berwig for cash consideration of $1,000.00 each for an aggregate amount of $3,000.00. Such shares were issued pursuant to an exemption from registration at Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

On January 10, 2014, the Company issued 50,000,000 shares of our Series A Convertible Preferred Stock to Jack Namer, our sole officer and director. The Series A preferred stock has 10 votes per share and each share is convertible into 10 shares of our common stock. The shares of our Series A preferred stock were issued in exchange for services to be rendered by Mr. Namer in the present and next fiscal quarter. The aforementioned shares were issued pursuant to an exemption from registration at Section 4(a)(2) of the Securities Act of 1933. These shares of our Series A preferred stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had necessary investment intent as required by Section 4(a)(2) since he agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

Consideration for the Exchange Agreement consisted ofone share of restrictedcommon stock of the Company for eachTarget Share tendered by the Shareholders in the exchange. A total of 24,275,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Such shares were issued pursuant to an exemption from registration at Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." All shareholders that received shares pursuant to the Exchange Agreement are sophisticated investors who are personally known by our president, Jack Namer. Each shareholder had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment or was otherwise able to bear the economic risks of an investment in our company. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this report. The management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

We have already taken advantage of these reduced reporting burdens, which are also available to us as a smaller reporting company as defined under Rule 12b-2of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Consideration for the Exchange Agreement consisted of one share of restricted common stock of the Company for each Target Share tendered by the Shareholders in the exchange. A total of 24,725,000 shares of restricted Company common stock were issued to forty-three (43) Shareholders for the Target Shares. The receipt of the Target Shares by the Company was determined by the Company Board of Directors to constitute adequate consideration for issuance of the Company common stock as a result of the value of the assets of EOSF. Prior to the execution of the Exchange Agreement there were three million (3,000,000) shares or our common stock issued and outstanding. Upon completion of the transaction involving the Exchange Agreement, there were 27,725,000 shares of our common stock issued and outstanding. The acquisition was accounted for by the Company as a reverse merger wherein an operating, private company (Eye on South Florida, Inc.) was acquired by the Registrant, which was previously a "blank check company"

Our subsidiary, Eye On South Florida, Inc. was incorporated in the State of Florida on January 18, 2013. EOSF is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content.

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

EOMN is distributing its content thru the available delivery companies listed below: These statistics are available on Wikipedia and Nielsen ratings.

a.	COMCAST: the largest cable television company in the United States with over 22 million subscribers.

b.	DIRECT TV, LLC: As of December 2012, DirecTV had 35.56 million subscribers.

c.	DISH TV: As of October 2012, Dish TV had 13 million subscribers.

d.	Roku network on September 16, 2014, announced 10 million subscribers.

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

Financial Condition

Results of Operations for years ended August 31, 2015 and 2014

Revenues.

Total Revenue. Total revenues for the years ended August 31, 2015 and 2014 were $75,604 and $213,132, respectively. Revenues were the results of operations.

Expenses.

Total Expenses. Total expenses for years ended August 31, 2015 and 2014 were $705,731 and $556,709, respectively. Total expenses included personnel costs of $114,668 and $93,080, respectively; stock based compensation of $174,500 and $52,000, respectively; professional fees of $42,437 and $44,635, respectively; general and administrative of $34,937 and $95,706, respectively; depreciation of $339,189 and $271,288, respectively. Total expenses were the result of operations and increased significantly because the Company ceased to be a development stage enterprise and commenced planned principal operations as a result of the acquisition of EOSF.

Gain (loss) on settlement of payables. Gain (loss) on settlement of payables for years ended August 31, 2015 and 2014 were $6,197 and $-0-, respectively. Gain (loss) on settlement of payables was the result of the acquisition of EOSF.

Financial Condition.

Total Assets. Total assets at August 31, 2015 and August 31, 2014 were $1,345,450 and $1,765,994, respectively. Total assets consist of cash of $7,367 and $10,600, respectively; other current assets of $-0- and $78,122, respectively and property and equipment, net of depreciation in the amount of $1,338,083 and $1,677,272, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at August 31, 2015 and August 31, 2014 were $1,350 and $10,464, respectively. Total liabilitiesconsist entirely of accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ended August 31, 2015 of $623,930 as compared to the loss for the year ended August 31, 2014 of $343,577. In addition, the Company has an accumulated deficit of $1,142,285 at August 31, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At August 31, 2015 we had working capital of $6,017. Our working capital is expected to be used in operations.

Net cash used in operating activities for the years ended August 31, 2015 and 2014 was ($41,233) and ($77,085), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, bad debt expense, shares issued for services and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash used by investing activities for the year ended August 31, 2015 and 2014 was $-0- and ($7,760), respectively. Net cash used by investing activities was used for the acquisition of property and equipment.

Net cash provided by financing activities for the years ended August 31, 2015 and 2014 was $38,000 and $46,000, respectively. Net cash provided by financing for the year ended August 31, 2015 included proceeds from the issuance of common stock of $38,000. Net cash provided by financing for the year ended August 31, 2014 included proceeds from the issuance of common stock of $46,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and to seek merger candidates and/or acquisitions. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(a)(2) of the Securities Act of 1933. See "Note 2 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

We had no material commitments for capital expenditures as of August 31, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 22, 2015, DKM Certified Public Accountants ("DKM") was dismissed as the Company's independent accountant. DKM's report on the financial statements for the period from January 18, 2013, (Inception) to August 31, 2013 and the year ended August 31, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

On September 22, 2015, the Company engaged Stevenson & Company CPAS LLC of Tampa, Florida, as its new registered independent public accountant. During the year ended August 31, 2014, and prior to September 22, 2015 (the date of the new engagement), we did not consult with Stevenson & Company CPAS LLC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by Stevenson & Company CPAS LLC, in either case where written or oral advice provided by Stevenson & Company CPAS LLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a) Management's Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of August 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of August 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of August 31, 2015 are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position

Jack Namer (1)	64	President, Chief Executive Officer, Treasurer, Secretary, Principal Executive Officer and Principal Accounting Officer, Director (1)

__________

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

Throughout Mr. Namer's business career, he has been substantially involved in mergers and acquisitions involving various companies with which he has been associated. As a result of this vast business experience spanning in excess of 25 years, we believe that Mr. Namer is very well suited to serve as the Chief Executive Officer for our Company.

Significant Employees. None.

Family Relationships. None.

Involvement in Certain Legal Proceedings.To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics.We previously adopted a Code of Ethics that was attached as an exhibit to our Form 10-Q filed with the SEC on January 14, 2014.

Meetings and Committees of the Board of Directors.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company's business.

Compensation Committee Interlocks and Insider Participation.

As of August 31, 2015 our Board of Directors consisted solely of Jack Namer. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the period August 31, 2015, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the "Named Executive Officers." Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-equity	Change in Pension Value and Nonqualified
						incentive	deferred
Name and				Stock	Option	plan	compensation	All other
principal position	Year	Salary	Bonus	Awards	Awards	compensation	earnings	Compen- sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Jack Namer,	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
				Non-equity	Change in Pension Value and Nonqualified
	Fees			incentive	deferred
	earned or	Stock	Option	plan	compensation	All other
Name	paid in cash	Awards	Award(s)	compensation	earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Jack Namer, President, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1) There is no employment contract with Mr. Namer at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of August 31, 2015, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

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

____________

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

Director Independence.

We have not established our own definition for determining whether our director or nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be "independent" under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of "independent" as related to directors and nominees for directors. We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Item 14. Principal Accounting Fees and Services.

	2014	2015

Audit fees	7,300	11,250
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference

(a)	Consolidated financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

		(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(10.0)	Share Exchange Agreement filed With Form 8-K on January 27, 2014		See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics filed with Form 10-Q on January 14, 2014		See Exhibit Key

	(21.0)	List of Subsidiaries Filed with Form 10-K on January 27, 2014		See Exhibit Key

	(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document			Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document			Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document			Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document			Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document			Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document			Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

3.3	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer,	November 10, 2015
Jack Namer	Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer,	November 10, 2015
Jack Namer	Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

EYE ON MEDIA NETWORK, INC.

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite. 113 Tampa, FL 33612 {813)310-2465 (813)361-5741

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Eye on Media Network, Inc.

We have audited the accompanying balance sheet of Eye on Media Network, Inc. as of August 31, 2015, and the related statement of operations, stockholders' deficiency, and cash flows for the year ended August 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The August 31, 2014 financial statements were audited by a predecessor independent public accounting firm that issued an unqualified opinion with a going concern explanatory paragraph on November 28, 2014.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye on Media Network, Inc. for the year ended August 31, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

November 6, 2015

2451 N. McMullen Booth Road Suite. 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Eye on Media Network, Inc.

We have audited the accompanying consolidated balance sheets of Eye on Media Network, Inc. as of August 31, 2014, and the related statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye on Media Network, Inc. as of August 31, 2014, and the results of its operations and its cash flows for the years and periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

November 28, 2014

EYE ON MEDIA NETWORK INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$7,367	$10,600
Accounts receivable, net of allowance for doubtful
accounts of $0 and $8,625, respectively	---	77,625
Notes receivable	---	497
Total Current Assets	7,367	88,722

Property and equipment, net of accumulated
depreciation of $743,721 and $397,324, respectively	1,338,083	1,677,272
TOTAL ASSETS	$1,345,450	$1,765,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,350	$10,464
Total Current Liabilities	1,350	10,464

TOTAL LIABILITIES	1,350	10,464

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value
27,990,500 and 27,738,000 shares issued and outstanding, respectively	27,990	27,738
Additional paid in capital	2,408,395	2,196,147
Accumulated deficit	(1,142,285)	(518,355)
Total Stockholders' Equity	1,344,100	1,755,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,345,450	$1,765,994

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,	August 31,
	2015	2014

Revenues	$75,604	$213,132
	75,604	213,132

Operating Expenses
Contractor costs	114,668	93,080
Stock based compensation	174,500	52,000
Professional fees	42,437	44,635
General and administrative	34,937	95,706
Depreciation and amortization	339,189	271,288
Total operating expenses	705,731	556,709

Net loss from operations	(630,127)	(343,577)

Other income (expense)
Gain (loss) on settlement of payables	6,197	---

Net loss	$(623,930)	$(343,577)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	27,856,456	26,532,545

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended August 31, 2015 and 2014

						Additional
	Preferred Stock			Common Stock		Paid in	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2013	---	$	---	24,690,000	$24,690	$2,120,425	$(174,778)	$1,970,337

Capital contribution	---		---	---	---	34,320	---	34,320
Stock issued for cash	---		---	46,000	46	45,954	---	46,000
Stock issued for services	---		---	2,000	2	1,998	---	2,000
Preferred stock issued for services	50,000,000		50,000	---	---	---	---	50,000
Recapitalization - January 22, 2014	---		---	3,000,000	3,000	(6,550)	---	(3,550)

Net loss							(343,577)	(343,577)

Balance, August 31, 2014	50,000,000		$50,000	27,738,000	$27,738	$2,196,147	$(518,355)	$1,755,530

Stock issued for cash	---		---	98,000	98	37,902	---	38,000
Stock issued for services	---		---	154,500	154	174,346	---	174,500

Net loss							(623,930)	(623,930)

Balance, August 31, 2015	50,000,000		$50,000	27,990,500	$27,990	$2,408,395	$(1,142,285)	$1,344,100

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	August 31,		August 31,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(623,930)		$(343,577)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		339,189		271,288
Bad debt expense		(8,625)		8,625
Stock issued for services provided		174,500		52,000
Changes in assets and liabilities:
Accounts receivable, net bad debt expense		86,250		(81,650)
Prepaid and other current assets		497		10,083
Accounts payable		(9,114)		6,146
Net Cash Used in Operating Activities		(41,233)		(77,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		---		(7,760)
Net Cash Used in Investing Activities		---		(7.760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable		---		6,000
Repayments of notes and loans payable		---		(6,000)
Proceeds from sale of common stock		38,000		46,000
Net Cash Provided by Financing Activities		38,000		46,000

Net increase (decrease) in cash and cash equivalents		(3,233)		(38,845)

Cash and cash equivalents
Beginning of period		10,600		49,445
End of period		$7,367		$10,600

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of August 31, 2014 and August 31, 2015 contains the combined accounts both companies.

All significant intercompany balances and transactions have been elimminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced, to cease operations.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Financial Instruments

The Company's balance sheet includes certain financial instruments, including cash and accounts payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $7,367 at August 31, 2015 and $10,600 at August 31, 2014.

Accounts Receivable

Accounts receivable consist of amounts due from the delivery of sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. At August 31, 2015 and 2014, the Company had estimated $-0- and $8,625, respectively in allowance for doubtful accounts.

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

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable

At August 31, 2015 and August 31, 2014, notes receivable were $-0- and $497, respectively. Due to consolidation the note receivable was eliminated which resulted in a loss on settlement of receivable of $497.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of August 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2015. At August 31, 2015, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:(a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the year ended August 31, 2015 and 2014 was $174,500 and $52,000, respectively.

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	August 31, 2015	August 31, 2014

Production equipment	$1,715,480	$1,708,272
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,081,804	2,074,596
Accumulated depreciation	743,721	397,324
	$1,338,083	$1,677,272

Depreciation for the years ended August 31, 2015 and 2014 was $339,189, and $271,288, respectively.

Note 4 – Accounts Payable

At August 31, 2015 and August 31, 2014, accounts payable was $1,350 and $10,464, respectively. Due to consolidation certain payables, were eliminated, which resulted in a gain on settlement of payables of $6,197.

Note 5 – Income Taxes

At August 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,142,285 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Year Ended August 31, 2015		For the Year Ended August 31, 2014

Tax expense (benefit) at the statutory rate		$(212,000)		$(117,000)
State income taxes, net of federal income tax benefit		(22,000)		(12,000)
Change in valuation allowance		234,000		129,000
Total	$	---	$	---

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

For the years ending August 31, 2015 and August 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's net deferred tax asset as of August 31, 2015 and August 31, 2014 is as follows:

	August 31, 2015		August 31, 2014

Deferred tax assets		$429,000		$194,000
Valuation allowance		(429,000)		(194,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2015. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2015.

Note 6 – Equity

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of August 31, 2015 there are 50,000,000 shares of Series "A" Convertible Preferred Stock issued and outstanding.

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

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On July 2, 2015, the Company issued 80,000 shares of common stock to a non-related party in exchange for cash proceeds of $20,000. The shares were issued at $$0.25 per share.

As of August 31, 2015, there are 27,990,500 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of August 31, 2015.

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

EYE ON MEDIA NETWORK INC.

AUGUST 31, 2015

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10 – Subsequent Events

On September 18, 2015, the Company issued 60,000 shares of common stock to various non-related parties in exchange for cash proceeds of $50,000. The shares were issued at $$0.83 per share.

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

