Form 10-Q
period 2015-11-30
Eye On Media Network, Inc.
filed 2016-01-13
CIK 1585738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☐	Accelerated filer	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of December 29, 2015 was 28,175,500. There are fifty million (50,000,000) shares of the issuer's Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Financial Statements

Eye On Media Network, Inc.
Condensed Consolidated Balance Sheets

	November 30,	August 31,
	2015	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$47,294	$7,367

Property and equipment, net of accumulated depreciation of $828,518 and $743,721, respectively	1,253,286	1,338,083

TOTAL ASSETS	$1,300,580	$1,345,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,175	$1,350
Total Current Liabilities	5,175	1,350

TOTAL LIABILITIES	5,175	1,350

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value, 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value, 28,175,500 and 27,990,500 shares issued and outstanding, respectively	28,175	27,990
Additional paid in capital	2,513,210	2,408,395
Accumulated deficit	(1,295,980)	(1,142,285)
Total Stockholders' Equity	1,295,405	1,344,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,300,580	$1,345,450

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended November 30,
	2015	2014

Revenues	$10,950	$5,754

Operating Expenses
Contractor costs	7,935	9,120
Professional fees	52,891	1,897
General and administrative	19,022	6,169
Depreciation and amortization	84,797	84,842
Total operating expenses	164,645	102,028

Net loss from operations	(153,695)	(96,274)

Net loss	$(153,695)	$(96,274)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	28,121,324	27,741,956

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended November 30,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(153,695)		$(96,274)
Adjustment to reconcile net loss to net cash provided in operations:
Depreciation and amortization		84,797		84,842
Bad debt expense		---		(100)
Stock issued for service provided		---		4,000
Changes in assets and liabilities:
Accounts receivable, net allowance for doubtful accounts		---		1,000
Accounts payable		3,825		(3,769)
Net Cash Used in Operating Activities		(65,073)		(10,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		105,000		---
Net Cash Provided by Financing Activities		105,000		---

Net increase (decrease) in cash and cash equivalents		39,927		(10,301)

Cash and cash equivalents
Beginning of period		7,367		10,600
End of period		$47,294		$299

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2015

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of November 30, 2015 and August 31, 2015 contains the combined accounts both companies.

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

For the period ending November 30, 2015

(Unaudited)

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K as of August 31, 2015 and filed with the Securities and Exchange Commission on November 12, 2015.

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

For the period ending November 30, 2015

(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $47,294 at November 30, 2015 and $7,367 at August 31, 2015.

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

For the period ending November 30, 2015

(Unaudited)

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of November 30, 2015.

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2015

(Unaudited)

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2015. At November 30, 2015, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive

Share-Based Expense

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

Share-based expense for the three months ended November 30, 2015 and 2014 was $0 and $0, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	November 30, 2015	August 31, 2015

Production equipment	$1,715,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,081,804	2,081,804
Accumulated depreciation	828,518	743,721
	$1,253,286	$1,338,083

Depreciation for the three months ended November 30, 2015 and 2014 was $84,797, and $84,842, respectively.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2015

(Unaudited)

Note 4 - Accounts Payable

At November 30, 2015 and August 31, 2015, accounts payable was $5,175 and $1,350, respectively.

Note 5 - Income Taxes

At November 30, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,295,980 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Period Ended November 30, 2015		For the Period Ended November 30, 2014

Tax expense (benefit) at the statutory rate		$(52,000)		$(33,000)
State income taxes, net of federal income tax benefit		(6,000)		(3,000)
Change in valuation allowance		58,000		36,000
Total	$	---	$	---

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

At November 30, 2015 and for the year ending August 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2015

(Unaudited)

The Company's net deferred tax asset as of November 30, 2015 and August 31, 2015 is as follows:

	November 30, 2015		August 31, 2015

Deferred tax assets		$487,000		$429,000
Valuation allowance		(487,000)		(429,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2015. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2015.

Note 6 - Equity

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of November 30, 2015 there are 50,000,000 shares of Series "A" Convertible Preferred Stock issued and outstanding.

Common Stock

The Company has been authorized to issue 750,000,000 shares of common stock, $.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution

During the period ending November 30, 2014 the Company issued 4,000 shares of its common stock for service in the amount of $4,000.

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

On July 2, 2015, the Company issued 80,000 shares of common stock to a non-related party in exchange for cash proceeds of $20,000. The shares were issued at $0.25 per share.

On September 3, 2015, the Company sold 10,000 shares of common stock to a non-related party in exchange for cash proceeds of $5,000. The shares were issued at $0.50 per share.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending November 30, 2015

(Unaudited)

On September 18, 2015, the Company sold 50,000 shares of common stock to a non-related party in exchange for cash proceeds of $50,000. The shares were issued at $1.00 per share.

On October 2, 2015, the Company sold 125,000 shares of common stock to a non-related party in exchange for cash proceeds of $50,000. The shares were issued at $0.40 per share.

As of November 30, 2015, there are 28,175,500 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of November 30, 2015.

Note 7 - Related Party Transaction

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

Note 8 - Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

Note 9 - Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended November 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Eye On Media Network, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2015, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Our Business Overview

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

Results of Operations for the three months ended November 30, 2015 and 2014.

Revenues.

Total Revenue. Total revenues for the three months ended November 30, 2015 and 2014 were $10,950 and $5,754, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the three months ended November 30, 2015 and 2014 were $164,645 and $102,028, respectively. Total expenses included contractor costs of $7,935 and $9,120, respectively; professional fees of $52,891 and $1,897, respectively; general and administrative of $19,022 and $6,169, respectively; and depreciationof $84,797 and $84,842, respectively. Contractor cost decreased by approximately 13%. This decrease was due to the Company being more proficient in their editing and production process. Professional fees increased by approximately 2,688%. This increase was due to the Company incurring investment banking fees associated with efforts to bring institutional investors to their stock. This expense is not an ongoing part of operations. The increase was also due to an increase in consulting fees directly related to operations. General and administrative fees increased by approximately 208%. This is the of an increase in production cost directly related to operations.

Financial Condition.

Total Assets. Total assets at November 30, 2015 and August 31, 2015 were $1,300,580 and $1,345,450, respectively. Total assets consist of cash of $47,294 and $7,367, respectively; and property and equipment, net of depreciation in the amount of $1,253,286 and $1,338,083, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at November 30, 2015 and August 31, 2014 were $5,175 and $1,350, respectively. Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended November 30, 2015 of $153,695 as compared to the loss for the three months ended November 30, 2014 of $96,274. In addition, the Company has an accumulated deficit of $1,295,980 at November 30, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At November 30, 2015 we had working capital of $42,119. Our working capital is expected to be used in operations.

Net cash used in operating activities for the three months ended November 30, 2015 and 2014 was ($65,073) and ($10,301), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, shares issued for services and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the three months ended November 30, 2015 and 2014 was $105,000 and $0, respectively. Net cash provided by financing for the three months ended November 30, 2015 included proceeds from the issuance of common stock of $105,000.

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

We had no material commitments for capital expenditures as of November 30, 2015.

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

With respect to the period ending November 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2015, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of Eye On Media Network, Inc. capital stock without registration during the reporting periods. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The shares of our capital stock were issued pursuant to Section 4(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.

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

On July 2, 2015, the Company issued 80,000 shares of common stock to a non-related party in exchange for cash proceeds of $20,000. The shares were issued at $0.25 per share.

On September 3, 2015, the Company sold 10,000 shares of common stock to a non-related party in exchange for cash proceeds of $5,000. The shares were issued at $0.50 per share.

On September 18, 2015, the Company sold 50,000 shares of common stock to a non-related party in exchange for cash proceeds of $50,000. The shares were issued at $1.00 per share.

On October 2, 2015, the Company sold 125,000 shares of common stock to a non-related party in exchange for cash proceeds of $50,000. The shares were issued at $0.40 per share.

As of November 30, 2015, there are 28,175,500 shares of common stock issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Consolidated financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed ith Form 10 Registration Statement on September 3, 2013	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

		(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(10.0)	Share Exchange Agreement filed With Form 8-K on January 27, 2014		See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts

	(14.0)	Code of Ethics filed with Form 10-Q on January 14, 2014		See Exhibit Key

	(21.0)	List of Subsidiaries Filed with Form 10-K on January 27, 2014		See Exhibit Key

	(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)		XBRL Instance Document		Filed herewith

(101.SCH)		XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

3.3	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company's Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company's Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

Date: January 12, 2016	By:	/s/ Jack Namer
Jack Namer Principal Executive Officer Principal Financial and Accounting Officer

