Form 10-Q
period 2016-02-29
Eye On Media Network, Inc.
filed 2016-04-13
CIK 1585738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of April 1, 2016 was 28,462,470. There are fifty million (50,000,000) shares of the issuer's Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Financial Statements

Eye On Media Network, Inc.
Condensed Consolidated Balance Sheets

	February 29,	August 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$17,988	$7,367

Property and equipment, net of accumulated depreciation of $920,524 and $743,721, respectively	1,161,280	1,338,083

TOTAL ASSETS	$1,179,268	$1,345,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,675	$1,350
Total Current Liabilities	2,675	1,350

TOTAL LIABILITIES	2,675	1,350
Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value, 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value, 28,462,470 and 27,990,500 shares issued and outstanding, respectively	28,462	27,990
Additional paid in capital	2,823,923	2,408,395
Accumulated deficit	(1,725,792)	(1,142,285)
Total Stockholders' Equity	1,176,593	1,344,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,179,268	$1,345,450

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,		February 29,
	2016	2015	2016	2015

Revenues	$350	$21,625	$11,300	$27,379

Operating Expenses
Contractor costs	8,225	73,150	16,160	82,270
Stock issued for services	311,000	114,500	311,000	114,500
Professional fees	1,766	3,642	54,657	5,539
General and administrative	17,165	15,246	36,187	21,415
Depreciation and amortization	92,006	84,842	176,803	169,684
Total operating expenses	430,162	291,380	594,807	393,408

Net loss from operations	(429,812)	(269,755)	(583,507)	(366,029)

Other income (expense)
Gain on settlement of payables	---	6,694	---	6,694

Net loss	$(429,812)	$(263,061)	$(583,507)	$(359,335)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	28,361,557	27,811,961	28,241,441	27,776,765

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 29,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(583,507)		$(359,335)
Adjustment to reconcile net loss to net
cash provided in operations:
Depreciation and amortization		176,803		169,684
Stock issued for service provided		311,000		114,500
Changes in assets and liabilities:
Accounts receivable, net allowance for doubtful accounts		---		67,899
Accounts payable		1,325		(10,463)
Net Cash Used in Operating Activities		(94,379)		(17,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		105,000		18,000
Net Cash Provided by Financing Activities		105,000		18,000

Net increase (decrease) in cash and cash equivalents		10,621		285

Cash and cash equivalents
Beginning of period		7,367		10,600
End of period		$17,988		$10,885

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 29, 2016

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of February 29, 2016 and August 31, 2015 contains the combined accounts both companies.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10-K as of August 31, 2015 and filed with the Securities and Exchange Commission on November 12, 2015.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 29, 2016

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 29, 2016

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $17,988 at February 29, 2016 and $7,367 at August 31, 2015.

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

For the period ending February 29, 2016

(Unaudited)

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 29, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 29, 2016. At February 29, 2016, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive

Share-Based Expense

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

Share-based expense for the six months ended February 29, 2016 and 2015 was $311,000 and $114,500, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 29, 2016

(Unaudited)

Note 3 – Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	February 29, 2016	August 31, 2015
Production equipment	$1,715,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,081,804	2,081,804
Accumulated depreciation	920,524	743,721
	$1,161,280	$1,338,083

Depreciation for the six months ended February 29, 2016 and February 28, 2015 was $84,797, and $84,842, respectively.

Note 4 – Accounts Payable

At February 29, 2016 and August 31, 2015, accounts payable was $2,675 and $1,350, respectively.

Note 5 – Income Taxes

At February 29, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,725,792 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Period Ended February 29, 2016		For the Period Ended February 28, 2015
Tax expense (benefit) at the statutory rate		$(198,000)		$(122,000)
State income taxes, net of federal income tax benefit		(21,000)		(13,000)
Change in valuation allowance		219,000		135,000
Total	$	---	$	---

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

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending February 29, 2016

(Unaudited)

At February 29, 2016 and for the year ending August 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's net deferred tax asset as of February 29, 2016 and August 31, 2015 is as follows:

	February 29, 2016		August 31, 2015
Deferred tax assets		$649,000		$429,000
Valuation allowance		(649,000)		(429,000)
Net deferred tax asset	$	---	$	---

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

For the period ending February 29, 2016

(Unaudited)

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

On January 1, 2016, the Company issued 286,970 shares of common stock to non- related parties in exchange for services. The shares were issued at $1.08 per share and valued at approximately $311,000.

As of April 1, 2016, there are 28,462,470 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of February 29, 2016.

Note 7 – Related Party Transaction

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended February 29, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended February 29, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the three months ended February 29, 2016 and 2015 were $350 and $21,625, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the three months ended February 29, 2016 and 2015 were $430,162 and $291,380, respectively. Total expenses included contractor costs of $8,225 and $73,150, respectively; stock issued for services of $311,000 and $114,500, respectively; professional fees of $1,766 and $3,642, respectively; general and administrative of $17,165 and $15,246, respectively; and depreciationof $92,006 and $84,842, respectively. Contractor cost decreased by approximately 89%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock issued for services increase by approximately 172%. This increase was due to restricted common stock issued for services rendered. Professional fees decreased by approximately 52%. This decrease was due to the Company discontinued their efforts to utilize investment banking firms for stock awareness. General and administrative fees increased by approximately 13%. This increase is the result of production cost directly related to operations.

Results of Operations for the six months ended February 29, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the six months ended February 29, 2016 and 2015 were $11,300 and $27,379, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the six months ended February 29, 2016 and 2015 were $594,807 and $393,408, respectively. Total expenses included contractor costs of $16,160 and $82,270, respectively; stock issued for services of $311,000 and $114,500, respectively; professional fees of $54,657 and $5,539, respectively; general and administrative of $36,187 and $21,415, respectively; and depreciationof $176,803 and $169,684, respectively. Contractor cost decreased by approximately 80%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock issued for services increase by approximately 172%. This increase was due to restricted common stock issued for services rendered. Professional fees increased by approximately 887%. This increase was due to efforts to utilize investment banking firms for stock awareness. General and administrative fees increased by approximately 67%. This increase is the result of production cost directly related to operations.

Financial Condition.

Total Assets. Total assets at February 29, 2016 and August 31, 2015 were $1,179,268 and $1,345,450, respectively. Total assets consist of cash of $17,988 and $7,367, respectively; and property and equipment, net of depreciation in the amount of $1,161,280 and $1,338,083, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at February 29, 2016 and August 31, 2015 were $2,675 and $1,350, respectively. Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ended February 29, 2016 of $583,507 as compared to the loss for the six months ended February 29, 2015 of $359,335. In addition, the Company has an accumulated deficit of $1,725,792 at February 29, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At February 29, 2016 we had working capital of $15,313. Our working capital is expected to be used in operations.

Net cash used in operating activities for the six months ended February 29, 2016 and 2015 was ($94,379) and ($17,715), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, shares issued for services and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the six months ended February 29, 2016 and 2015 was $105,000 and $18,000, respectively. Net cash provided by financing for the six months ended February 29, 2016 and 2015 included proceeds from the issuance of common stock of $105,000 and $18,000, respectively.

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

We had no material commitments for capital expenditures as of February 29, 2016.

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

With respect to the period ending February 29, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending February 29, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

On January 1, 2016, the Company issued 286,970 shares of common stock to non- related parties in exchange for services. The shares were issued at $1.08 per share and valued at approximately $311,000.

As of April 1, 2016, there are 28,462,470 shares of common stock issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Consolidated financial Statements			Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

		(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(10.0)		Share Exchange Agreement filed With Form 8-K on January 27, 2014	See Exhibit Key

	11.0)		( Statement re: computation of per share Earnings	Note 2 to Financial Stmts.

	(14.0)		Code of Ethics filed with Form 10-Q on January 14, 2014	See Exhibit Key

	(21.0)		List of Subsidiaries Filed with Form 10-K on January 27, 2014	See Exhibit Key

	(31.1)		Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)		Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)			XBRL Instance Document	Filed herewith
(101.SCH)			XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)			XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)			XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)			XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)			XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10
Registration Statement filed with the Securities and Exchange
Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company's Form 8-K
filed with the Securities and Exchange Commission
on April 11, 2014.

3.3	Incorporated by reference herein to the Company's Form 10
Registration Statement filed with the Securities and Exchange
Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company's Form 8-K
filed with the Securities and Exchange Commission
on January 27, 2014.

14.0	Incorporated by reference herein to the Company's Form 10-Q
filed with the Securities and Exchange Commission
on January 14, 2014.

21.0	Incorporated by reference herein to the Company's Form 8-K
filed with the Securities and Exchange Commission on January 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

Date: April 13, 2016	By:	/s/ Jack Namer
Jack Namer
Principal Executive Officer
Principal Financial and Accounting Officer

