Form 10-Q
period 2016-05-31
Eye On Media Network, Inc.
filed 2016-06-27
CIK 1585738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of June 9, 2016 was 28,462,470. There are fifty million (50,000,000) shares of the issuer's Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. - Financial Information

Item 1. Financial Statements

Eye On Media Network, Inc.
Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,813	$7,367

Property and equipment, net of accumulated depreciation of $1,005,321 and $743,721, respectively	1,076,483	1,338,083

TOTAL ASSETS	$1,083,296	$1,345,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,275	$1,350
Total Current Liabilities	5,275	1,350

TOTAL LIABILITIES	5,275	1,350

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value, 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value, 28,462,470 and 27,990,500 shares issued and outstanding, respectively	28,462	27,990
Additional paid in capital	2,823,923	2,408,395
Accumulated deficit	(1,824,364)	(1,142,285)
Total Stockholders' Equity	1,078,021	1,344,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,083,296	$1,345,450

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenues	$3,700	$23,625	$15,000	$51,004

Operating Expenses
Contractor costs	2,681	29,898	18,841	112,168
Stock issued for services	---	60,000	311,000	174,500
Professional fees	4,733	4,900	59,390	10,439
General and administrative	10,060	6,869	46,247	28,284
Depreciation and amortization	84,798	84,842	261,601	254,526
Total operating expenses	102,272	186,509	697,079	579,917

Net loss from operations	(98,572)	(162,884)	(682,079)	(528,913)

Other income (expense)
Gain on settlement of payables	---	(497)	---	6,197

Net loss	$(98,572)	$(163,381)	$(682,079)	$(522,716)

Basic and diluted loss per share	$0.00	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	28,462,470	27,880,500	28,315,655	27,811,723

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	May 31,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(682,079)		$(522,716)
Adjustment to reconcile net loss to net cash provided in operations:
Depreciation and amortization		261,600		254,526
Stock issued for service provided		311,000		174,500
Changes in assets and liabilities:
Accounts receivable, net allowance for doubtful accounts		---		77,624
Prepaid and other current assets		---		497
Accounts payable		3,925		(10,463)
Net Cash Used in Operating Activities		(105,554)		(26,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		105,000		18,000
Net Cash Provided by Financing Activities		105,000		18,000

Net increase (decrease) in cash and cash equivalents		(554)		(8,032)

Cash and cash equivalents
Beginning of period		7,367		10,600
End of period		$6,813		$2,568

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed consolidated financial statements

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending May 31, 2016

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of May 31, 2016 and August 31, 2015 contains the combined accounts both companies.

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

For the period ending May 31, 2016

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

For the period ending May 31, 2016

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $6,813 at May 31, 2016 and $7,367 at August 31, 2015.

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

For the period ending May 31, 2016

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of May 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2016. At May 31, 2016, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending May 31, 2016

(Unaudited)

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

Share-based expense for the nine months ended May 31, 2016 and 2015 was $311,000 and $174,500, respectively.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements – Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

Note 3 – Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	May 31, 2016	August 31, 2015
Production equipment	$1,715,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,081,804	2,081,804
Accumulated depreciation	1,005,321	743,721
	$1,076,483	$1,338,083

Depreciation for the nine months ended May 31, 2016 and 2015 was $261,601, and $254,526, respectively.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending May 31, 2016

(Unaudited)

Note 4 – Accounts Payable

At May 31, 2016 and August 31, 2015, accounts payable was $5,275 and $1,350, respectively.

Note 5 – Income Taxes

At May 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,824,364 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets, calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Period Ended May 31, 2016		For the Period Ended May 31, 2015

Tax expense (benefit) at the statutory rate		$(232,000)		$(178,000)
State income taxes, net of federal income tax benefit		(25,000)		(19,000)
Change in valuation allowance		257,000		197,000
Total	$	---	$	---

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

At May 31, 2016 and for the year ending August 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

Eye On Media Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the period ending May 31, 2016

(Unaudited)

The Company's net deferred tax asset as of May 31, 2016 and August 31, 2015 is as follows:

	May 31, 2016		August 31, 2015

Deferred tax assets		$686,000		$391,000
Valuation allowance		(686,000)		(391,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2015. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2015.

Note 6 – Equity

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of May 31, 2016 there are 50,000,000 shares of Series "A" Convertible Preferred Stock issued and outstanding.

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

For the period ending May 31, 2016

(Unaudited)

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

As of May 31, 2016, there are 28,462,470 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of May 31, 2016.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended May 31, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial Condition

Results of Operations for the three months ended May 31, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the three months ended May 31, 2016 and 2015 were $3,700 and $23,625, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the three months ended May 31, 2016 and 2015 were $102,272 and $186,509, respectively. Total expenses included contractor costs of $2,681 and $29,898, respectively; stock issued for services of $0 and $60,000, respectively; professional fees of $4,733 and $4,900, respectively; general and administrative of $10,060 and $6,869, respectively; and depreciationof $84,798 and $84,842, respectively. Contractor cost decreased by approximately 91%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock issued for services decreased by approximately 100%. This decrease was due to restricted common stock issued for services rendered. General and administrative fees increased by approximately 46%. This increase is the result of production cost directly related to operations.

Results of Operations for the nine months ended May 31, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the nine months ended May 31, 2016 and 2015 were $15,000 and $51,004, respectively. Revenues were the result of operations.

Expenses.

Total Expenses. Total expenses for the nine months ended May 31, 2016 and 2015 were $697,079 and $579,917, respectively. Total expenses included contractor costs of $18,841 and $112,168, respectively; stock issued for services of $311,000 and $174,500, respectively; professional fees of $59,390 and $10,439, respectively; general and administrative of $46,247 and $28,284, respectively; and depreciationof $261,601 and $254,526, respectively. Contractor cost decreased by approximately 83%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock issued for services increase by approximately 78%. This increase was due to restricted common stock issued for services rendered. Professional fees increased by approximately 469%. This increase was due to efforts to utilize investment banking firms for stock awareness. General and administrative fees increased by approximately 63%. This increase is the result of production cost directly related to operations.

Financial Condition.

Total Assets. Total assets at May 31, 2016 and August 31, 2015 were $1,083,296 and $1,345,450, respectively. Total assets consist of cash of $6,813 and $7,367, respectively; and property and equipment, net of depreciation in the amount of $1,076,483 and $1,338,083, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at May 31, 2016 and August 31, 2015 were $5,275 and $1,350, respectively. Total liabilitiesconsist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended May 31, 2016 of $682,079 as compared to the loss for the nine months ended May 31, 2015 of $522,716. In addition, the Company has an accumulated deficit of $1,824,364 at May 31, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At May 31, 2016 we had working capital of $1,538. Our working capital is expected to be used in operations.

Net cash used in operating activities for the nine months ended May 31, 2016 and 2015 was ($105,554) and ($26,032), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, shares issued for services and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the nine months ended May 31, 2016 and 2015 was $105,000 and $18,000, respectively. Net cash provided by financing for the nine months ended May 31, 2016 and 2015 included proceeds from the issuance of common stock of $105,000 and $18,000, respectively.

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

We had no material commitments for capital expenditures as of May 31, 2016.

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

With respect to the period ending May 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending May 31, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in internal control over financial reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of Eye On Media Network, Inc. capital stock without registration during the period covered by this report. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The shares of our capital stock were issued pursuant to Section 4(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.

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

EYE ON MEDIA NETWORK, INC.

Date: June 27, 2016	By:	/s/ Jack Namer
Jack Namer,
Principal Executive Officer
Principal Financial and Accounting Officer

