Form 10-K
period 2016-08-31
Eye On Media Network, Inc.
filed 2016-11-14
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Registrant’s telephone number, including area code 754-370-9900

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $297,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of October 14, 2016 was 28,576,951 shares. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

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

Fiscal Year Ended August 31, 2016

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Eye On Media Network, Inc. (“EOMN”) for the fiscal year ended August 31, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Eye On Media Network, Inc.

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

Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and client base. We anticipate that we may engage in one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(a)(2) of the Securities Act of 1933.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

There is presently a limited public market for our common stock. Our common stock is traded on the interdealer quotation market, as quoted on OTC Markets Group. There is no assurance that this limited trading market will become more developed, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale. Below is a table reflecting the high – low sales prices of our common stock for each calendar quarter for the last two fiscal years ending August 31, 2015 and August 31, 2016, respectively.

	High	Low
Fiscal Year ending 8/31/2015
First Quarter	-	-
Second Quarter	1.50	0.01
Third Quarter	1.50	1.50
Fourth Quarter	1.65	1.50

Fiscal Year ending 8/31/2016
First Quarter	2.00	0.35
Second Quarter	0.75	0.35
Third Quarter	0.62	0.05
Fourth Quarter	0.62	0.11

Holders.

On October 14, 2016 there were 71 shareholders of record of our common stock. There are 28,576,951 shares of our Common Stock issued and outstanding.

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

On July 13, 2016, the Company sold 20,000 shares of common stock to a non-related party in exchange for cash proceeds of $5,000. The shares were issued at $0.25 per share.

On August 5, 2016, the Company issued 94,481 shares of common stock to non- related parties in exchange for services. The shares were issued at approximately $0.59 per share and valued at approximately $55,578.

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

Financial Condition

Results of Operations for years ended August 31, 2016 and 2015

Revenues.

Total Revenue. Total revenues for the years ended August 31, 2016 and 2015 were $18,900 and $75,604, respectively. Revenues were the results of operations.

Expenses.

Total Expenses. Total expenses for the years ended August 31, 2016 and 2015 were $852,446 and $705,731, respectively. Total expenses included contractor costs of $19,041 and $114,668, respectively; stock issued for services of $366,578 and $174,500, respectively; professional fees of $66,064 and $42,437, respectively; general and administrative of $54,366 and $34,937, respectively; and depreciation of $346,397 and $339,189, respectively. Contractor cost decreased by approximately 83%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock issued for services increase by approximately 110%. This increase was due to restricted common stock issued for services rendered. Professional fees increased by approximately 56%. This increase was due to efforts to utilize investment banking firms for stock awareness. General and administrative fees increased by approximately 56%. This increase is the result of production cost directly related to operations.

Gain (loss) on settlement of payables. Gain (loss) on settlement of payables for years ended August 31, 2016 and 2015 were $0 and $6,197, respectively. Gain (loss) on settlement of payables was the result of the acquisition of EOSF.

Financial Condition.

Total Assets. Total assets at August 31, 2016 and August 31, 2015 were $993,757 and $1,345,450, respectively. Total assets consist of cash of $2,071 and $7,367, respectively and property and equipment, net of depreciation in the amount of $991,686 and $1,338,083, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at August 31, 2016 and August 31, 2015 were $6,625 and $1,350, respectively. Total liabilities consist entirely of accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ended August 31, 2016 of $833,546 as compared to the loss for the year ended August 31, 2015 of $623,930. In addition, the Company has an accumulated deficit of $1,975,831 at August 31, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At August 31, 2016, we had a working capital deficit of $4,554. Our working capital deficit is due to operations.

Net cash used in operating activities for the years ended August 31, 2016 and 2015 was ($115,296) and ($41,233), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, bad debt expense, shares issued for services and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the years ended August 31, 2016 and 2015 was $110,000 and $38,000, respectively. Net cash provided by financing for the year ended August 31, 2016 included proceeds from the issuance of common stock of $110,000. Net cash provided by financing for the year ended August 31, 2015 included proceeds from the issuance of common stock of $38,000.

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

We had no material commitments for capital expenditures as of August 31, 2016.

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

As of August 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of August 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of August 31, 2016 are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position

Jack Namer (1)	64	President, Chief Executive Officer, Treasurer, Secretary, Principal Executive Officer and Principal Accounting Officer, Director (1)

_________

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

Compensation Committee Interlocks and Insider Participation.

As of August 31, 2016 our Board of Directors consisted solely of Jack Namer. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the period August 31, 2016, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-equity	Change in Pension Value and Nonqualified
				Stock	Option	incentive plan	deferred compensation	All other	Total
		Salary	Bonus	Awards	Awards	compensation	earnings	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jack Namer, President, CEO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no employment contract with Mr. Jack Namer at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.. The amount of value for the services of Mr. Namer was determined by agreement for shares in which he received as a founders for (1) control (2) willingness to serve on the Board of Directors and (3) participation in the foundational days of the corporation. The amount received by Mr. Namer is not reflective of the true value of the contributed efforts by Mr. Namer and was arbitrarily determined by the company.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees			Non-equity	Change in Pension Value and Nonqualified
	earned or			incentive	deferred
	paid in cash	Stock Awards	Option Award(s)	plan compensation	compensation earnings	All other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Jack Namer, President, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_______

(1)	There is no employment contract with Mr. Namer at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of August 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class		Total Votes

Common Stock
Jack Namer (1) 1500 NW 65th Ave. Plantation, FL 33313	510,642,000	(2)	96.61	% (3)	510,642,000	(4)

Amy Nalewaik 1500 NW 65th Ave. Plantation, FL 33313	9,997,000		1.89	% (5)	9,997,000

Preferred Stock (6)
Jack Namer 1500 NW 65th Ave. Plantation, FL 33313	50,000,000		100%		500,000,000	(7)

_______

(1)	Jack Namer is our Chief Executive Officer and the sole director for our Company.

(2)	This figure represents the number of shares of common stock beneficially owned assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.

(3)	This figure represents the percentage of shares of common stock beneficially owned assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.

(4)	This figure represents the number of shares of common stock that Mr. Namer could vote in the event that he would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock. Notwithstanding any potential conversion of the preferred stock to common stock, Mr. Namer may exercise 10 votes per share of the Series A Convertible Preferred Stock in any matter that is put to the shareholders of the Company for a vote.

(5)	This figure represents the percentage of shares of common stock beneficially owned by Amy Nalewaik assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.

(6)	The only class of preferred stock issued and outstanding is the Series A Convertible Preferred Stock. The Series A preferred stock has 10 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.

(7)	This figure represents the number of total votes per share of the preferred stock that Mr. Namer possesses and could vote in the event that he has not converted any of his Series A Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

None

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

Our Company retained the services of Stevenson & Company CPAs, LLC to conduct the August 31, 2016 and 2015 audits of Financial Statements. The Audit of Financial Statements are the only services provided by Stevenson & Company CPAs, LLC.

Item 14. Principal Accounting Fees and Services.

	2015	2016
Audit fees	7,000	9,000
Audit related fees	-	-
Tax fees	-	--
All other fees	-	-

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors. The Board of Directors, performing normal functions of the audit committee, approved 100% of the fees for services performed by Stevenson & Company CPAs, LLC.

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

EYE ON MEDIA NETWORK, INC.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors	November 14, 2016
Jack Namer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors	November 14, 2016
Jack Namer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

EYE ON MEDIA NETWORK, INC.

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Eye on Media Network, Inc.

We have audited the accompanying balance sheets of Eye on Media Network, Inc. as of August 31, 2016 and 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended August 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye on Media Network, Inc. as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

11/14/2016

PCAOB Registered
AICPA Member

EYE ON MEDIA NETWORK INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$2,071	$7,367
Total Current Assets	2,071	7,367

Property and equipment, net of accumulated depreciation of $1,090,118 and $743,721, respectively	991,686	1,338,083
TOTAL ASSETS	$993,757	$1,345,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,625	$1,350
Total Current Liabilities	6,625	1,350

TOTAL LIABILITIES	6,625	1,350

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value 28,576,951 and 27,990,500 shares issued and outstanding, respectively	28,577	27,990
Additional paid in capital	2,884,386	2,408,395
Accumulated deficit	(1,975,831)	(1,142,285)
Total Stockholders' Equity	987,132	1,344,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$993,757	$1,345,450

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,	August 31,
	2016	2015

Revenues	$18,900	$75,604
	18,900	75,604

Operating Expenses
Contractor costs	19,041	114,668
Stock based compensation	366,578	174,500
Professional fees	66,064	42,437
General and administrative	54,366	34,937
Depreciation and amortization	346,397	339,189
Total operating expenses	852,446	705,731

Net loss from operations	(833,546)	(630,127)

Other income (expense)
Gain (loss) on settlement of payables	-	6,197

Net loss	$(833,546)	$(623,930)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding	28,362,966	27,856,456

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended August 31, 2016 and 2015

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2014	50,000,000	$50,000	27,738,000	$27,738	$2,196,147	$(518,355)	$1,755,530

Stock issued for cash	-	-	98,000	98	37,902	-	38,000
Stock issued for services	-	-	154,500	154	174,346	-	174,500

Net loss						(623,930)	(623,930)

Balance, August 31, 2015	50,000,000	$50,000	27,990,500	$27,990	$2,408,395	$(1,142,285)	$1,344,100

Stock issued for cash	-	-	205,000	205	109,795	-	110,000
Stock issued for services	-	-	381,451	382	366,196	-	366,578

Net loss						(833,546)	(833,546)

Balance, August 31, 2016	50,000,000	$50,000	28,576,951	$28,577	$2,884,386	$(1,975,831)	$987,132

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	August 31,	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(833,546)	$(623,930)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	346,397	339,189
Stock issued for services provided	366,578	174,500
Changes in assets and liabilities:
Accounts receivable, net bad debt expense	-	77,625
Prepaid and other current assets	-	497
Accounts payable	5,275	(9,114)
Net Cash Used in Operating Activities	(115,296)	(41,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	110,000	38,000
Net Cash Provided by Financing Activities	110,000	38,000

Net increase (decrease) in cash and cash equivalents	(5,296)	(3,233)

Cash and cash equivalents
Beginning of period	7,367	10,600
End of period	$2,071	$7,367

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the consolidated financial statements

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

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

These consolidated financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of August 31, 2016 and August 31, 2015 contains the combined accounts both companies.

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

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

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

The Company’s balance sheet includes certain financial instruments, including cash and accounts payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $2,071 at August 31, 2016 and $7,367 at August 31, 2015.

Credit risk associated with cash deposits are insured under FDIC up to $250,000 per depositor, per FDIC insured bank, per ownership category. At such time, as the Company’s cash deposits exceed FDIC limits, the Company will reassess their credit risk.

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

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

Concentration of Credit Risk and Significant Customers

For the year ended August 31, 2016, the Company derived 76% or $14,450 of its total revenue of $18,900 from three customers. JM Lexus represented 53% or $10,000; Unicorn Children’s represented 13% or $2,550 and Broward 211 represented 10% or $1,900. For the year ended August 31, 2015, the Company derived 28% or $21,325 of its total revenue of $75,604 from two customers. JM Lexus represented 17% or 12,700 and Sportman Adventure represented 11% or $8,625..

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of August 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2016. At August 31, 2016, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

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

Share-based expense for the year ended August 31, 2016 and 2015 was $366,578 and $174,500, respectively.

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

ASU Update 2014-15 Presentation of Financial Statements – Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

Note 3 - Property, Plant and Equipment

The Company has capitalized costs for property, plant and equipment as follows:

	August 31, 2016	August 31, 2015

Production equipment	$1,715,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,081,804	2,081,804
Accumulated depreciation	1,090,118	743,721
	$991,686	$1,338,083

Depreciation for the years ended August 31, 2016 and 2015 was $346,398, and $339,189, respectively.

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

Note 4 - Accounts Payable

At August 31, 2016 and August 31, 2015, accounts payable was $6,625 and $1,350, respectively.

Note 5 - Income Taxes

At August 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,975,831 that may be offset against future taxable income through 2033 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Year Ended August 31, 2016	For the Year Ended August 31, 2015

Tax expense (benefit) at the statutory rate	$(283,000)	$(212,000)
State income taxes, net of federal income tax benefit	(30,000)	(22,000)
Change in valuation allowance	313,000	234,000
Total	$-	$-

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

For the years ending August 31, 2016 and August 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2033. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

The Company’s net deferred tax asset as of August 31, 2016 and August 31, 2015 is as follows:

	August 31, 2016	August 31, 2015

Deferred tax assets	$743,000	$429,000
Valuation allowance	(743,000)	(429,000)
Net deferred tax asset	$-	$-

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2016.

Note 6 - Equity

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of August 31, 2016 and 2015 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively.

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

EYE ON MEDIA NETWORK INC.

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2016 and 2015

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

On July 13, 2016, the Company sold 20,000 shares of common stock to a non-related party in exchange for cash proceeds of $5,000. The shares were issued at $0.25 per share.

On August 5, 2016, the Company issued 94,481 shares of common stock to non- related parties in exchange for services. The shares were issued at approximately $0.59 per share and valued at approximately $55,578.

As of August 31, 2016, there are 28,576,951 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of August 31, 2016.

Note 7 - Related Party Transaction

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

