Form 10-Q
period 2016-11-30
Eye On Media Network, Inc.
filed 2017-01-13
CIK 1585738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 6, 2017 was 28,576,951. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

EYE ON MEDIA NETWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,101	$2,071
Total Current Assets	2,101	2,071

Property and equipment, net of accumulated depreciation of $1,344,539 and $1,090,118, respectively	737,265	991,686
TOTAL ASSETS	$739,366	$993,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,025	$6,625
Total Current Liabilities	9,025	6,625

TOTAL LIABILITIES	9,025	6,625

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value 28,576,951 and 28,576,951 shares issued and outstanding, respectively	28,577	28,577
Additional paid in capital	2,884,386	2,884,386
Accumulated deficit	(2,232,622)	(1,975,831)
Total Stockholders' Equity	730,341	987,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$739,366	$993,757

See notes to the condensed consolidated financial statements

EYE ON MEDIA NETWORK INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2016	2015

Revenues	$10,275	$10,950

Operating Expenses
Contractor costs	450	7,935
Professional fees	7,599	52,891
General and administrative	4,596	19,022
Impairment of long-lived assets	169,624	---
Depreciation and amortization	84,797	84,797
Total operating expenses	267,066	164,645

Net loss from operations	(256,791)	(153,695)

Net loss	$(256,791)	$(153,695)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	28,576,951	28,121,324

See notes to the condensed consolidated financial statements

EYE ON MEDIA NETWORK INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	November 30,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(256,791)		$(153,695)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		84,797		84,797
Impairment of long-lived assets		169,624
Changes in assets and liabilities:
Accounts payable		2,400		3,825
Net Cash provided by (used in) Operating Activities		30		(65,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		---		105,000
Net Cash Provided by Financing Activities		---		105,000

Net increase (decrease) in cash and cash equivalents		30		39,927

Cash and cash equivalents
Beginning of period		2,071		7,367
End of period		$2,101		$47,294

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to the condensed consolidated financial statements

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2016

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

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

These consolidated conensed financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of November 30, 2016 and August 31, 2016 contains the combined accounts both companies.

All significant intercompany balances and transactions have been elimminated in consolidation.

NOTE 2: GOING CONCERN

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

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2016

(Unaudited)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K as of August 31, 2016 and filed with the Securities and Exchange Commission on November 14, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $2,101 at November 30, 2016 and $2,071 at August 31, 2016.

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

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2016

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized impairment losses of $169,624 and $0 for the periods ending November 30, 2016 and August 31, 2016, respectively.

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2016

(Unaudited)

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of November 30, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2016. At November 30, 2016, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

Share-Based Expense

ASC 718, Compensation - Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:(a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the three months ended November 30, 2016 and 2015 was $0 and $0, respectively.

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

ASU Update 2014-15 Presentation of Financial Statements - Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2016

(Unaudited)

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for property, plant and equipment as follows:

	November 30, 2016	August 31, 2016
Production equipment	$1,715,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	324,104	324,104
	2,081,804	2,081,804
Accumulated depreciation	1,344,539	1,090,118
	$737,265	$991,686

Depreciation for the three months ended November 30, 2016 and 2015 was $84,797, and $84,797, respectively.

Impairment of long-lived assets

The Company had tested the four asset groups and determined that impairment indicators were present for the production equipment group, specifically for software and server components. As a result, software and server were written down to their estimated fair value of $383,605 and $152,713, respectively; resulting in an impairment charge of $169,624 for the period ending November 30, 2016.

NOTE 5: ACCOUNTS PAYABLE

At November 30, 2016 and August 31, 2016, accounts payable was $9,025 and $6,625, respectively.

NOTE 6: EQUITY

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of November 30, 2016 and August 31, 2016 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively.

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

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2016

(Unaudited)

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

As of November 30, 2016, there are 28,576,951 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of November 30, 2016.

NOTE 7: RELATED PARTY TRANSACTION

The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 8: COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9: SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended November 30, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Eye On Media Network, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2016, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

For a thorough listing of the types of television content we produce visit our website at www.eyeonsouthflorida.com. Selected examples of the types of products and services we provide include:

•	Creation of television news and event coverage content for several charities including non-profit Children’s Diagnostic & Treatment Center in Ft. Lauderdale, Florida, non-profit Go Riverwalk Fort Lauderdale, non-profit Guardian Behavioral Health Foundation in Ft. Lauderdale, Florida, non-profit Seafarer’s House in Ft. Lauderdale, Florida and, non-profit Unicorn Children’s Foundation in Boca Raton, Florida; and

•	Event coverage of various artistic and entertainment events including the Palm Beach International Film Festival 2014, the Miami International Film Festival 2014, The Sundance Film Festival 2014 in Park City, Utah and Ban Cancer Concert 2014 hosted by the Richard J. Fox Foundation, the Delray Beach Garlic Festival, the 3rd Annual Stone Crab & Seafood Festival-Ft. Lauderdale and, the 26th Annual Las Olas Art Fair - Ft. Lauderdale, and the John Offerdahl Gridiron Grill-Off 2013; and

•	Creation of documentary series including “Cooking With Fire” (about firefighter cooking contest), series on human trafficking with involvement of the Wasie Foundation of Ft. Lauderdale, and a documentary series regarding Wayne and Marti Huizenga; and

•	Creation of commercials for various types of businesses including, for example, attorneys, doctors, dermatologists and motor vehicle dealerships.

The Bunji™ Product

The Company recently announced the availability of Bunji™, a new media platform that changes the way rich media content is delivered. Bunji™ is a 24/7 personalized media engine that allows companies, organizations, film festivals, entertainers, individuals - anyone - the opportunity to have a self-branded online digital media and broadcasting presence with their own customized marketing and promotion channel.

Bunji™ is a turnkey, customizable and branded media platform that allows anyone to have their own marketing and promotion channel. It eliminates media industry gatekeepers. A prospective user’s own original content, supplemented with Eye On Media’s substantial library of material, creates a robust presence for any company, organization or individual. And because it’s ad-based, using the Bunji™ platform has the potential to enhance an organization’s revenue.

For a small monthly fee, Bunji™ allows users to establish their own channel - available publicly or as an in-house product, that has the ability to livestream content, upload video and music, sync all social media content and/or download content from multiple media libraries to curate their channel to their specific audience. Users can also schedule delivery of content quickly and easily.

Our research underscores the steady trend that internet TV viewing is dramatically rising; particularly among young people. The Bunji™ platform aggregates all types of media in one expandable platform, so users won’t need to look elsewhere for content. Bunji™ also provides the added benefit of earning revenue for original content creation and audience growth. In addition, these multi-level marketing opportunities will be targeted to both local and national audiences. With more than 180 million households and the backing of Eye On Media Network, Bunji™ gives potential advertisers the trust and confidence of an established company and proof of distribution.

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

Our director has verbally agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 - Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of Operations for the three months ended November 30, 2016 and 2015

Revenues.

Total Revenue. Total revenues for the three months ended November 30, 2016 and 2015 were $10,275 and $10,950, respectively. Revenues were the results of operations.

Expenses.

Total Expenses. Total expenses for the three months ended November 30, 2016 and 2015 were $267,066 and $164,645, respectively. Total expenses included contractor costs of $450 and $7,935, respectively; professional fees of $7,599 and $52,891, respectively; general and administrative of $4,596 and $19,022, respectively; depreciation of $84,797 and $84,797, respectively and impairment of long-lived assets of $169,624 and $0, respectively. Contractor cost decreased by approximately 94%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Professional fees decreased by approximately 86%. This decrease is directly related to operations. General and administrative fees decreased by approximately 76%. This decrease is the result of production cost directly related to operations. Impairment of long-lived assets increased by 100%. This increase is due to the annual testing of long-lived assets and recording impairment for two groups of assets, software and server.

Financial Condition.

Total Assets. Total assets at November 30, 2016 and August 31, 2016 were $739,366 and $993,757, respectively. Total assets consist of cash of $2,101 and $2,071, respectively and property and equipment, net of depreciation in the amount of $737,265 and $991,686, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at November 30, 2016 and August 31, 2016 were $9,025 and $6,625, respectively. Total liabilities consist entirely of accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended November 30, 2016 of $256,791 as compared to the loss for the three months ended November 30, 2015 of $153,695. In addition, the Company has an accumulated deficit of $2,232,622 at November 30, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At November 30, 2016, we had a working capital deficit of $6,924. Our working capital deficit is due to operations.

Net cash used in operating activities for the three months ended November 30, 2016 and 2015 was $30 and ($65,073), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, impairment of long-lived assets, and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the three months ended November 30, 2016 and 2015 was $0 and $105,000, respectively. Net cash provided by financing for the three months ended November 30, 2016 included proceeds from the issuance of common stock of $0. Net cash provided by financing for the three months ended November 30, 2015 included proceeds from the issuance of common stock of $105,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and to seek merger candidates and/or acquisitions. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(a)(2) of the Securities Act of 1933. See “Note 2 - Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

We had no material commitments for capital expenditures as of November 30, 2016.

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

With respect to the period ending November 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

EYE ON MEDIA NETWORK, INC.

Date: January 13, 2017	By:	/s/ Jack Namer
Jack Namer
Principal Executive Officer
Principal Financial and Accounting Officer

