Form 10-Q
period 2017-02-28
Eye On Media Network, Inc.
filed 2017-03-29
CIK 1585738

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of March 6, 2017 was 28,789,451. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

EYE ON MEDIA NETWORK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,706	$2,071
Total Current Assets	2,706	2,071

Property and equipment, net of accumulated depreciation of $1,512,760 and $1,090,118, respectively	493,935	991,686
TOTAL ASSETS	$496,641	$993,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,584	$6,625
Total Current Liabilities	10,584	6,625

TOTAL LIABILITIES	10,584	6,625

Stockholders' Equity
Preferred stock: 500,000,000 authorized; $0.001 par value
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value
28,789,451 and 28,576,951 shares issued and outstanding, respectively	28,789	28,577
Additional paid in capital	2,896,674	2,884,386
Accumulated deficit	(1,975,831)	(1,975,831)
Total Stockholders' Equity	486,057	987,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$496,641	$993,757

See notes to the condensed consolidated financial statements

EYE ON MEDIA NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2017	2016	2017	2016

Revenues	$10,800	$350	$21,075	$11,300

Operating Expenses
Contractor costs	1,000	8,225	1,450	16,160
Stock issued for services	---	311,000	---	311,000
Professional fees	4,549	1,766	12,148	54,657
General and administrative	18,705	17,165	23,301	36,187
Impairment of long-lived assets	136,000	---	335,668	---
Depreciation and amortization	84,797	92,006	162,083	176,803
Total operating expenses	245,051	430,162	534,650	594,807

Net loss from operations	(234,251)	(429,812)	(513,575)	(583,507)

Net loss	$(234,251)	$(429,812)	$(513,575)	$(583,507)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	28,635,840	28,361,557	28,606,233	28,241,441

See notes to unaudited condensed consolidated financial statements

EYE ON MEDIA NETWORK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 28,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(513,575)		$(583,507)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		162,083		176,803
Impairment of long-lived assets		335,668		---
Stock issued for services provided		---		311,000
Changes in assets and liabilities:
Accounts payable		3,959		1,325
Net Cash provided by (used in) Operating Activities		(11,865)		(94,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		12,500		105,000
Net Cash Provided by Financing Activities		12,500		105,000

Net increase (decrease) in cash and cash equivalents		635		10,621

Cash and cash equivalents
Beginning of period		2,071		7,367
End of period		$2,706		$17,988

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to the condensed consolidated financial statements

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2017

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

These consolidated conensed financial statements include the activity of Eye on South Florida from inception (January 18, 2013) and the activity of Eye on Media Network as of January 22, 2014, the date of the reverse merger. The balance sheet as of February 28, 2017 and August 31, 2016 contains the combined accounts both companies.

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

For the period ended February 28, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $2,706 at February 28, 2017 and $2,071 at August 31, 2016.

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

For the period ended February 28, 2017

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company recognized impairment losses of $335,668 and $0 for the periods ending February 28, 2017 and August 31, 2016, respectively.

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2017

(Unaudited)

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 28, 2017.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 28, 2017. At February 28, 2017, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

Share-based expense for the six months ended February 28, 2017 and 2016 was $0 and $311,000 respectively.

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

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2017

(Unaudited)

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for property, plant and equipment as follows:

	February 28, 2017	August 31, 2016
Production equipment	$1,715,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	248,995	324,104
	2,006,695	2,081,804
Accumulated depreciation	1,512,760	1,090,118
	$493,935	$991,686

Depreciation for the six months ended February 28, 2017 and 2016 was $162,083, and $176,803, respectively. Depreciation for the three months ended February 28, 2017 and 2016 was $84,797 and $92,006 respectively.

Impairment of long-lived assets

The Company had tested the four asset groups and determined that impairment indicators were present for the production equipment group, specifically for software, server and vehicle components. As a result, software, server and vehicle were written down to their estimated fair value of $241,656, $97,758 and $55,301, respectively; resulting in an impairment charge of $335,668 for the period ending February 28, 2017.

NOTE 5: ACCOUNTS PAYABLE

At February 28, 2017 and August 31, 2016, accounts payable was $10,584 and $6,625, respectively.

NOTE 6: EQUITY

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of February 28, 2017 and August 31, 2016 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively.

EYE ON MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2017

(Unaudited)

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

On January 27, 2017, the Company sold 62,500 shares of common stock to a non-related party in exchange for cash proceeds of $2,500. The shares were issued at $0.04 per share.

On February 6, 2017, the Company sold 150,000 shares of common stock to a non-related party in exchange for cash proceeds of $10,000. The shares were issued at $0.066 per share.

As of February 28, 2017, there are 28,789,451 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of February 28, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended February 28, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The Bunji™ Product

The Company recently announced the availability of Bunji™, a new media platform that changes the way rich media content is delivered. Bunji™ is a 24/7 personalized media engine that allows companies, organizations, film festivals, entertainers, individuals — anyone — the opportunity to have a self-branded online digital media and broadcasting presence with their own customized marketing and promotion channel.

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

For a small monthly fee, Bunji™ allows users to establish their own channel — available publicly or as an in-house product, that has the ability to livestream content, upload video and music, sync all social media content and/or download content from multiple media libraries to curate their channel to their specific audience. Users can also schedule delivery of content quickly and easily.

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

Results of Operations for the three months ended February 28, 2017 and 2016

Revenues.

Total Revenue. Total revenues for the three months ended February 28, 2017 and 2016 were $10,800 and $350, respectively. Revenues were the results of operations.

Expenses.

Total Expenses. Total expenses for the three months ended February 28, 2017 and 2016 were $267,584 and $430,162, respectively. Total expenses included contractor costs of $1,000 and $8,225, respectively; stock based compensation of $0 and $311,000, respectively; professional fees of $4,549 and $1,766, respectively; general and administrative of $18,705 and $17,165, respectively; depreciation of $84,797 and $92,006, respectively and impairment of long-lived assets of $136,000 and $0, respectively. Contractor cost decreased by approximately 88%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock based compensation decreased by approximately 100%. The reason for the decrease is there was no stock issued for services provided during the quarter. Professional fees increased by approximately 158%. This increase is directly related to operations. General and administrative fees increased by approximately 9%. This increase is the result of production cost directly related to operations. Impairment of long-lived assets increased by 100%. This increase is due to the quarterly testing of long-lived assets and recording impairment for two groups of assets, software, server and vehicle.

Results of Operations for the six months ended February 28, 2017 and 2016

Revenues.

Total Revenue. Total revenues for the six months ended February 28, 2017 and 2016 were $21,075 and $11,300, respectively. Revenues were the results of operations.

Expenses.

Total Expenses. Total expenses for the six months ended February 28, 2017 and 2016 were $534,650 and $594,807, respectively. Total expenses included contractor costs of $1,450 and $16,160, respectively; stock based compensation of $0 and $311,000, respectively; professional fees of $12,148 and $54,657, respectively; general and administrative of $23,301 and $36,187, respectively; depreciation of $162,083 and $176,803, respectively and impairment of long-lived assets of $335,668 and $0, respectively. Contractor cost decreased by approximately 91%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock based compensation decreased by 100%. The reason for the decrease is there was no stock issued for services provided during the period. Professional fees decreased by approximately 78%. This decrease is directly related to operations. General and administrative fees decreased by approximately 36%. This decrease is the result of production cost directly related to operations. Impairment of long-lived assets increased by 100%. This increase is due to the annual testing of long-lived assets and recording impairment for two groups of assets, software and server.

Financial Condition.

 Total Assets. Total assets at February 28, 2017 and August 31, 2016 were $496,641 and $993,757, respectively. Total assets consist of cash of $2,706 and $2,071, respectively and property and equipment, net of depreciation and impairment in the amount of $493,935 and $991,686, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at February 28, 2017 and August 31, 2016 were $10,584 and $6,625, respectively. Total liabilities consist entirely of accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ended February 28, 2017 of $513,575 as compared to the loss for the six months ended February 28, 2016 of $583,507. In addition, the Company has an accumulated deficit of $1,975,831 at February 28, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At February 28, 2017, we had a working capital deficit of $7,878. Our working capital deficit is due to operations.

Net cash used in operating activities for the six months ended February 28, 2017 and 2016 was ($11,865) and ($94,379), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, impairment of long-lived assets, and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the six months ended February 28, 2017 and 2016 was $12,500 and $105,000, respectively. Net cash provided by financing for the six months ended February 28, 2017 included proceeds from the issuance of common stock of $12,500. Net cash provided by financing for the six months ended February 28, 2016 included proceeds from the issuance of common stock of $105,000.

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

We had no material commitments for capital expenditures as of February 28, 2017.

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

With respect to the period ending February 28, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending February 28, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

On January 27, 2017, the Company sold 62,500 shares of common stock to a non-related party in exchange for cash proceeds of $2,500. The shares were issued at $0.04 per share.

On February 6, 2017, the Company sold 150,000 shares of common stock to a non-related party in exchange for cash proceeds of $10,000. The shares were issued at $0.066 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Consolidated financial Statements		Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation filed with Form 8-K/A No. 2 on April 11, 2014	See Exhibit Key

	(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

(10.0)	Share Exchange Agreement filed With Form 8-K on January 27, 2014		See Exhibit Key

(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

(14.0)	Code of Ethics filed with Form 10-Q on January 14, 2014		See Exhibit Key

(21.0)	List of Subsidiaries Filed with Form 10-K on January 27, 2014		See Exhibit Key

(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commissionon April 11, 2014.

3.3	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE ON MEDIA NETWORK, INC.

Date: March 28, 2017	By:	/s/ Jack Namer
Jack Namer,
Principal Executive Officer
Principal Financial and Accounting Officer

