Form 10-Q
period 2017-05-31
Eye On Media Network, Inc.
filed 2017-07-06
CIK 1585738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of June 15, 2017 was 28,789,451. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Condensed Financial Statements

EYE ON MEDIA NETWORK INC.

CONDENSED BALANCE SHEETS

Unaudited

	May 31,	August 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$99,708	$2,071
Total Current Assets	99,708	2,071

Property and equipment, net of accumulated depreciation of $1,593,802 and $1,090,118, respectively	412,893	991,686

Intangible assets, net of accumulated amortization of $0 and $0, respectively	30,300	---
TOTAL ASSETS	$542,901	$993,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,312	$6,625
Accrued interest	3,876	---
Convertible note payable, net of discount of $124,172 and $0, respectively	70,828	---
Derivative liability	605,841	---
Total Current Liabilities	684,857	6,625

TOTAL LIABILITIES	684,857	6,625

Stockholders’ Equity
Preferred stock: 500,000,000 authorized; $0.001 par value 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value 28,789,451 and 28,576,951 shares issued and outstanding, respectively	28,789	28,577
Additional paid in capital	2,635,598	2,884,386
Accumulated deficit	(2,856,343)	(1,975,831)
Total Stockholders’ Equity	(141,956)	987,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$542,901	$993,757

See notes to the unaudited condensed financial statements

EYE ON MEDIA NETWORK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016

Revenues	$11,300	$3,700	$32,375	$15,000

Operating Expenses
Contractor costs	325	2,681	1,775	18,841
Stock issued for services	---	---	---	311,000
Professional fees	49,965	4,733	62,113	59,390
General and administrative	22,436	10,060	45,737	46,247
Impairment of long-lived assets	---	---	335,668	---
Depreciation and amortization	81,042	84,798	243,125	261,601
Total operating expenses	153,768	102,272	688,418	697,079

Net loss from operations	(142,468)	(98,572)	(656,043)	(682,079)

Other income (expenses)
Interest expense	(3,876)	---	(3,876)	---
Interest expense related to derivative liability	(70,828)	---	(70,828)	---
Change in derivative	(149,765)	---	(149,765)	---

Net loss	$(366,937)	$(98,572)	$(880,512)	$(682,079)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	28,789,451	28,462,470	28,667,977	28,315,655

See notes to the unaudited condensed financial statements

EYE ON MEDIA NETWORK INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	May 31,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(880,512)		$(682,079)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization		243,125		261,600
Beneficial conversion of derivative convertible notes		220,593		---
Impairment of long-lived assets		335,668		---
Stock issued for services provided		---		311,000
Changes in assets and liabilities:
Accounts payable		(2,313)		3,925
Accrued interest		3,876		---
Net Cash provided by (used in) Operating Activities		(79,563)		(105,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets		(30,300)		---
Net Cash provided by (used in) Investing Activities		(30,300)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		12,500		105,000
Proceeds from convertible notes		195,000		---
Net Cash provided by Financing Activities		207,500		105,000

Net increase (decrease) in cash and cash equivalents		97,637		(554)

Cash and cash equivalents
Beginning of period		2,071		7,367
End of period		$99,708		$6,813

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---
Non-cash transactions:
Derivative convertible liability recorded		$605,841	$	---

See notes to the unaudited condensed financial statements

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

EYE ON MEDIA NETWORK INC. (“EYE”; “EOMN” or the “Company”) was incorporated in Florida on August 2, 2013, with an objective to acquire, or merge with, an operating business. On January 22, 2014 the Company acquired an operating company, Eye on South Florida in a reverse merger.

Eye on South Florida, Inc. (EOSF), a corporation, was chartered in the State of Florida on January 18, 2013 as a media organization for the purpose of providing television services as an independent producer and distributor of television programming locally and nationally. The programming is based on content that is produced and filmed in South Florida, on subjects that are relevant to the South Florida area. The operations of Eye on South Florida were discontinued in January 2015.

As of January 22, 2014, the Company is in the business of providing television services to areas around the state and the country.

These condensed financial statements include the activity of Eye on Media Network, Inc.

NOTE 2: GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced, to cease operations.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K as of August 31, 2016 and filed with the Securities and Exchange Commission on November 14, 2016.

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

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

(Unaudited)

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End

The Company elected August 31 as its fiscal year ending date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $99,708 at May 31, 2017 and $2,071 at August 31, 2016.

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

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized impairment losses of $335,668 and $0 for the periods ending May 31, 2017 and August 31, 2016, respectively.

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

(Unaudited)

Impairment of Long- Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of May 31, 2017.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2017. At May 31, 2017, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

Share-based expense for the nine months ended May 31, 2017 and 2016 was $0 and $311,000 respectively.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

(Unaudited)

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

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for property, plant and equipment as follows:

	May 31, 2017	August 31, 2016
Production equipment	$1,715,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	248,995	324,104
	2,006,695	2,081,804
Accumulated depreciation	1,593,802	1,090,118
	$412,893	$991,686

Depreciation for the nine months ended May 31, 2017 and 2016 was $243,125, and $261,600, respectively. Depreciation for the three months ended May 31, 2017 and 2016 was $81,042 and $84,797 respectively.

Impairment of long-lived assets

The Company had tested the four asset groups and determined that impairment indicators were present for the production equipment group, specifically for software, server and vehicle components. As a result, software, server and vehicle were written down to their estimated fair value of $241,656, $97,758 and $55,301, respectively; resulting in an impairment charge of $335,668 for the period ending May 31, 2017.

NOTE 5: INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at May 31, 2017 and August 31, 2016 was $30,300 and $0, respectively.

	May 31, 2017	August 31, 2017
Software development
Gross Carrying Value	$30,300	$	---
Accumulated Amortization	---		---
	$30,000	$	---

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

(Unaudited)

NOTE 6: ACCOUNTS PAYABLE

At May 31, 2017 and August 31, 2016, accounts payable was $4,312 and $6,625, respectively.

NOTE 7:  CONVERTIBLE NOTE PAYABLE

AUCTUS FUND, LLC

On March 22, 2017, the Company executed a convertible promissory note with Auctus Fund, LLC. The note carries a principal balance of $80,000 together with an interest rate of twelve percent (12%) per annum and a maturity date of December 22, 2017. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty-one (181) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal sixty-one percent (61%) of the average of the lowest two (2) trading prices for the Common Stock during the previous twenty-five (25) trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-five percent (45%).

EMA FINANCIAL, LLC

On March 22, 2017, the Company executed a convertible promissory note with EMA Financial, LLC. The note carries a principal balance of $85,000 together with an interest rate of ten percent (10%) per annum and a maturity date of March 22, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid.

The holder shall have the right, in its sole and absolute discretion, at any time from time to time, to convert all or any part of the outstanding amount due under this note. The conversion shall equal sixty percent (60%) of the average of the lowest two (2) trading prices for the Common Stock during the previous twenty (20) trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty percent (40%).

POWER UP LENDING GROUP

On April 20, 2017, The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $30,000 together with an interest rate of twelve percent (12%) per annum and a maturity date of January 30, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fify-five percent (55%) of the average of the lowest two (2) trading prices for the Common Stock during the twenty (20) day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-five percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At May 31, 2017, the fair value of beneficial conversion feature was $605,841.

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

(Unaudited)

Convertible Notes payable consisted of the following:

	May 31, 2017	August 31, 2016
Convertible notes payable:	$195,000	$-0-
Debt discount	(124,172)
Convertible notes payable net of debt discount	$70,828	$-0-

Accrued interest	3,876	-0-

Current portion of convertible note payable and interest	$74,704	$-0-

NOTE 8: EQUITY

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of May 31, 2017 and August 31, 2016 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively.

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

EYE ON MEDIA NETWORK INC.

Notes to Condensed Financial Statements

For the period ended May 31, 2017

(Unaudited)

On January 27, 2017, the Company sold 62,500 shares of common stock to a non-related party in exchange for cash proceeds of $2,500. The shares were issued at $0.04 per share.

On February 6, 2017, the Company sold 150,000 shares of common stock to a non-related party in exchange for cash proceeds of $10,000. The shares were issued at $0.066 per share.

As of May 31, 2017, there are 28,789,451 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of May 31, 2017.

NOTE 9: RELATED PARTY TRANSACTION

The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 10: COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11: SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Eye On Media Network, Inc. for the period ended May 31, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Business Overview.

Eye On Media Network, Inc. is a company that was incorporated in the State of Florida on August 2, 2013. Since inception on August 2, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination with an existing company. The Company selected August 31 as its fiscal year end. On September 3, 2013 we filed a Registration Statement on Form 10-12G with the United States Securities and Exchange Commission. We are a reporting company and file all reports required under sections 13 and 15d of the Securities Exchange Act of 1934. On January 22, 2014 we entered into share exchange agreements with the shareholders of Eye On South Florida, Inc. (“EOSF”), pursuant to which we acquired all of the issued and outstanding capital stock of EOSF. EOSF discontinued operation in January 2015.

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

Business of Issuer

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 22, 2014, the Company entered into Share Exchange Agreements (collectively referred to as the “Exchange Agreement”) with the shareholders (“Shareholders”) of Eye On South Florida, Inc. Pursuant to the Exchange Agreement, the Shareholders agreed to exchange each of their shares of EOSF common stock (the “Target Shares”) for one (1) share of restricted common stock of the Company. The Shareholders collectively held a total of 24,725,000 Target Shares. The Shareholders are all friends, business associates or family members of our sole officer and director, Jack Namer. Each Shareholder is a sophisticated investor and except as otherwise designated, was a founding member or vendor of EOSF. Our principal business activities are now conducted through our operation of Eye on Media Network, Inc.

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

Eye on Media Network, Inc. (“EOMN” or the Company) was incorporated in Florida on August 2, 2013. EOMN is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content.

EOMN is generating revenue from banner advertisements on our website (www.eyeonmeidanetwork.com), commercial productions, event planners, corporate videos, infomercials, public announcements, pay-per-view live broadcasted transmissions and advertisers, desiring to promote their productions, events and brands alongside the various distribution mediums. In addition, the Company is generating revenue from other production companies and/or television networks that request on-site filming and/or our original feeds with the use of our communication technology and equipment. EOMN has been assisting and providing valuable airtime pro-bono to non-profit organizations with sponsored ads, in order to promote their fund-raising events for important causes in the community. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance.

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

Eye on Media Network, Inc. is a fully operational television network appearing over the air on Channel 16 Florida and widely viewed on the internet and all mobile devices. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, Miami to Key West and west Martin County Florida which comprises approximately 2,800,000 households. We also distribute streaming content separately on the internet through our website www.channel16live.com. For example, over the weekend of April 26-27, 2014, we covered the La Martina Miami Beach Polo World Cup. There were seven different advertisers for this event that are paying us for publication of their advertisements. We currently distribute our news and event coverage content to DIRECTV, DISH TV and the Roku network. There is no written agreement with Comcast. As is customary in the industry, our content is sold through a media broker to the above networks. Our independent media buyer/broker is IHN Media Services, LLC of San Antonio, Texas. We have no ownership interest in such company. The agreement for services with IHN Media Services, LLC is verbal. The material terms are that certain services in connection with Company’s planning, preparing and placing of advertising for the Company as follows:

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

For a thorough listing of the types of television content we produce visit our website at www.eyeonmedianetwork.com. Selected examples of the types of products and services we provide include:

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

Results of Operations for the three months ended May 31, 2017 and 2016

Revenues.

Total Revenue. Total revenues for the three months ended May 31, 2017 and 2016 were $11,300 and $3,700, respectively. Revenues were the results of operations.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended May 31, 2017 and 2016 were $153,768 and $102,272, respectively. Total operating expenses included contractor costs of $325 and $2,681, respectively; professional fees of $49,965 and $4,733, respectively; general and administrative of $22,436 and $10,060, respectively and depreciation of $81,042 and $84,798, respectively. Contractor cost decreased by approximately 87%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Professional fees increased by approximately 955%. This increase is directly related to operations. General and administrative fees increased by approximately 123%. This increase is the result of production cost directly related to operations.

Other Income (Expenses). Other income (expenses) for the three months ended May 31, 2017 and 2016 included interest expense of ($3,876) and $0, respectively; interest expense related to derivative liability of ($70,828) and $0, respectively and change in derivative of ($149,765) and $0, respectively. Other income (expense) increased by 100% due to the convertible debt financing executed during the period ending May 31, 2017.

Results of Operations for the nine months ended May 31, 2017 and 2016

Revenues.

Total Revenue. Total revenues for the nine months ended May 31, 2017 and 2016 were $32,375 and $15,000, respectively. Revenues were the results of operations.

Expenses.

Total Operating Expenses. Total operating expenses for the nine months ended May 31, 2017 and 2016 were $688,418 and $697,079, respectively. Total operating expenses included contractor costs of $1,775 and $18,841, respectively; stock based compensation of $0 and $311,000, respectively; professional fees of $62,113 and $59,390, respectively; general and administrative of $45,737 and $46,247, respectively; depreciation of $243,125 and $261,601, respectively and impairment of long-lived assets of $335,668 and $0, respectively. Contractor cost decreased by approximately 91%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Stock based compensation decreased by 100%. The reason for the decrease is there was no stock issued for services provided during the period. Impairment of long-lived assets increased by 100%. This increase is due to the annual testing of long-lived assets and recording impairment for two groups of assets, software and server.

Other Income (Expenses). Other income (expenses) for the nine months ended May 31, 2017 and 2016 included interest expense of ($3,876) and $0, respectively; interest expense related to derivative liability of ($70,828) and $0, respectively and change in derivative of ($149,765) and $0, respectively. Other income (expense) increased by 100% due to the convertible debt financing executed during the period ending May 31, 2017.

Financial Condition.

Total Assets. Total assets at May 31, 2017 and August 31, 2016 were $542,901 and $993,757, respectively. Total assets consist of cash of $99,708 and $2,071, respectively; property and equipment, net of depreciation and impairment in the amount of $412,893 and $991,686, respectively and intangible assets, net of accumulated amortization of $30,300 and $0, respectively. The property and equipment was acquired through the issuance of stock.

Total Liabilities. Total liabilities at May 31, 2017 and August 31, 2016 were $684,857 and $6,625, respectively. Total liabilities consist of accounts payable of $4,312 and $6,625, respectively; accrued interest of $3,876 and $0, respectively; convertible note payable of $70,828 and $0, respectively and derivative liability of $605,841 and $0, respectively. .

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended May 31, 2017 of $880,512 as compared to the loss for the nine months ended May 31, 2016 of $682,079. In addition, the Company has an accumulated deficit of $2,856,343 at May 31, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At May 31, 2017, we had a working capital deficit of $585,149. Our working capital deficit is due to operations.

Net cash used in operating activities for the nine months ended May 31, 2017 and 2016 was ($79,563) and ($105,554), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, impairment of long-lived assets, beneficial conversion of derivative convertible note and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash used in investing activities for the nine months ended May 31, 2017 and 2016 was ($30,300) and $0, respectively. Net cash used in financing for the nine months ended May 31, 2017 included investment in intangible assets.

Net cash provided by financing activities for the nine months ended May 31, 2017 and 2016 was $207,500 and $105,000, respectively. Net cash provided by financing for the nine months ended May 31, 2017 and 2016 included proceeds from the issuance of common stock of $12,500 and $105,000, respectively and proceeds from convertible notes of $195,000 and $0, respectively.

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

We had no material commitments for capital expenditures as of May 31, 2017.

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

With respect to the period ending May 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending May 31, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in internal control over financial reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any new significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken. However, see the preceding paragraph which discloses the Company’s inadequate disclosure controls and procedures and material weaknesses.

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

EYE ON MEDIA NETWORK, INC.

Date: July 6, 2017	By:	/s/ Jack Namer
Jack Namer
Principal Executive Officer Principal Financial and Accounting Officer

