Form 10-K
period 2017-08-31
Ethos Media Network, Inc.
filed 2017-10-31
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-55035

Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.)
(Exact Name of Registrant as specified in its charter)

Florida	46-3390293
(State or jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)

1500 NW 65th Avenue, Plantation, Florida	33313
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 954-370-9900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $677,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of October 17, 2017 was 28,789,451 shares. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

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

None.

Ethos Media Network, Inc.

(f/k/a Eye On Media Network, Inc.)

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended August 31, 2017

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.) (“EOMN”, “Ethos”, or the “Company”) for the fiscal year ended August 31, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Ethos Media Network, Inc.

PART I

Item 1. Business.

Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.) (“we”, “us”, “our”, “Ethos”, “EOMN” or the “Company”) is a company that was incorporated in the State of Florida on August 2, 2013. The Company selected August 31 as its fiscal year end. We are a reporting company and file all reports required under sections 13 and 15d of the Securities Exchange Act of 1934. As of January 22, 2014, the Company is in the business of providing television services to areas around the state and the country.

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

Business of Issuer

Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.) (“Ethos”, “EOMN” or the “Company”) was incorporated in Florida on August 2, 2013. The Company is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content.

Description of Business, Principal Products, Services

Ethos is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content that is for the people and by the people, thus giving a voice back to communities with good news and entertainment that is conducive to society. Once the Company “green lights” a production, the business aggressively produces, distributes, and markets the content to the general public in each target area, utilizing and delivers content to tens of millions of viewers through all communication mediums from our multi-tiered platforms, located in South Florida.

Ethos is distributing its content through the available delivery companies listed below: These statistics are available on Wikipedia and Nielsen ratings.

a.	COMCAST: the largest cable television company in the United States with over 22 million subscribers.

b.	DIRECT TV, LLC: with over 35.56 million subscribers.

c.	DISH TV: with over 13 million subscribers.

d.	Roku network: with over 10 million subscribers.

These distribution delivery companies do not include the international markets of China, South America and Africa, which we intend to target for additional distribution of our content.

Ethos Media Network, Inc. is a fully operational television network appearing over the air on Channel 16 Florida and widely viewed on the internet and all mobile devices. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, from Miami to Key West and west Martin County Florida which comprises approximately 2,800,000 households. We also distribute streaming content separately on the internet through our website www.channel16live.com. We currently distribute our news and event coverage content to DIRECTV, DISH TV and the Roku network. The material terms are that certain services in connection with Company's planning, preparing and placing of advertising for the Company as follows:

a.	Analyze present and potential television marketing and advertising opportunities; and

b.	Provide television advertising on all cable carries including, but not limited to, Time Warner, Comcast, Cox, Verizon FIOS, Bright House Cable, Sudden Link, Grande and WOW Cable with such services to include all broadcast stations as well as all ad-supported cable networks and syndicated programming; and

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

Ethos is generating revenue from banner advertisements on our website (www.eyeonsouthflorida.com), commercial productions, event planners, corporate videos, infomercials, public announcements, pay-per-view live broadcasted transmissions and advertisers, desiring to promote their productions, events and brands alongside the various distribution mediums, whereby content is being aired and/or shared via any and all mediums that the network controls. In addition, the Company is generating revenue from other production companies and/or television networks that request on-site filming and/or our original feeds with the use of our communication technology and equipment. Among these types of programming is “feel good” programming and transmission that we produce and other stations want, due to the type of news and entertainment in the community that we promote. Ethos has been assisting and providing valuable airtime pro-bono to non-profit organizations with sponsored ads, in order to promote their fund raising events for important causes in the community. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance.

The Ethos Network is producing and distributing original news as it unfolds, along with live and live on tape entertainment programming specials and content that delivers what main stream does not, to include informative educational programming for people of all ages in the community, by way of all its vertically integrated communication mediums. Other sources of revenue such as branded merchandising and/or licensing fees derived from sharing original programming content with other affiliate TV and Satellite stations are being considered.

The Ethos distribution platforms include conventional network television, over the air digital, cable television, as well as satellite networks. Our technology of simulcasting, delivers content to all mediums, e.g.: web, mobile phones, tablets and any smart device with 4G or wireless connectivity, thus providing a wide array of original content programming, news, marketing merchandising, advertising and distribution.

Each Ethos medium has its own advertising rates and revenue models, depending on the production clients’ and advertisers’ preferred demographics and target markets. In addition, Ethos will seek to receive licensure fees from the use of any technology that is sub-contracted under a co-production agreement, coupled with ongoing royalties from original programming and merchandising that the network negotiates and sells via any and all mediums that the network controls. Pay-Per-View, live streaming productions are another source of revenue for Ethos and each transmission, utilizing all of our tools and solutions that will be marketed and promoted for optimum results.

The Ethos television and multi-media content development and production slate will be financed by the revenues derived from its own media content, commercial production services, advertiser’s revenues, licensing fees and distribution capabilities. Additional revenue will be derived through selling programming and developing quality productions whether originally produced, or co-produced with other producers and clients interested in producing their own content for distribution in any of the Ethos Television & Multi-Media mediums that the Network controls.

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

Ethos management wants to ensure that it develops the proper content for the proper advertisers and distribution channels, before it heavily engages in the production of original programming for this business. In the meantime, the Ethos Network is currently airing content 24/7 in all of the channels that the Network currently controls including, but not limited to, archiving community news and entertainment within its www.eyeonsouthflorida.com Internet portal, hence generating unprecedented viewers from the world wide web, while promoting the brand and the advertisers whom have already entrusted us to promote their brands alongside the Ethos Network.

Distribution Methods Of The Products and Services

We are currently distributing our products and services via television in our local DMA, as well as internet and various other delivery mechanisms and portals. “DMA” means “Designated Market Areas” as per the Nielsen ratings.

Below is the Rank Designated Market Area (“DMA”) TV Homes (100% of U.S.) representing the top 18 DMA’s.

	Households	% of US
1 New York	7,461,030	6.442
2 Los Angeles	5,665,780	4.892
3 Chicago	3,534,080	3.052
4 Philadelphia	2,963,500	2.559
5 Dallas-Ft. Worth	2,655,290	2.293
6 San Francisco-Oak-San Jose	2,518,900	2.175
7 Boston (Manchester)	2,433,040	2.101
8 Washington, DC (Hagrstwn)	2,412,250	2.083
9 Atlanta	2,375,050	2.051
10 Houston	2,289,360	1.977
11 Detroit^	1,856,400	1.603
12 Phoenix (Prescott)	1,855,310	1.602
13 Seattle-Tacoma	1,847,780	1.596
14 Tampa-St. Pete (Sarasota)	1,827,510	1.578
15 Minneapolis-St. Paul	1,748,070	1.509
16 Miami-Ft. Lauderdale	1,663,290	1.436
17 Denver	1,574,610	1.360
18 Orlando-Daytona Bch-Melb	1,490,380	1.287

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

Ethos covers and promotes up-lifting and empowering content, as well as promotion of proactive safety matters and public announcements. In each market, there are different needs in the community and the people and their issues have a right to be heard! The essence of Ethos Network is to bring people together that is by them and for them.

The use of our software technology provides Ethos many solutions when it comes to attracting viewers to watch our TV stations, live streaming programming, smart device promotions and/or to engage in its website portals that promote their Ethos Media Network, Inc. content. For example www.eyeonsouthflorida.com delivers simultaneous live streaming in between live events and makes it possible for vast amounts of traffic to be generated, long after the events are archived on the websites.

Ethos is currently positioned in South Florida as a leader in its genre, as we continue to be the voice of the people, giving them back what they want and need in their communities. The Ethos On brand will continue to offer non-profit organizations and their sponsored advertisers a medium from which to promote their production events. Sponsored brands can broaden their audience, especially during live streaming events, which are open to hundreds of millions of viewers from the World Wide Web. News like this does not get around to mainstream media, but at Ethos it does matter and it will always matter because it is what we do! We have no direct competition with the type of alternative programming we produce, benefiting the community and non-profit organizations. As a matter of fact, other main stream media networks have solicited us to re-broadcast our content on their networks, because they now started to see the importance of what we are doing and more important how the community has reacted!

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

As Ethos develops its programming property portfolio, management fully intends to license and develop strategic relationships with affiliate networks and or satellite cable networks that desire to participate in licensing Ethos’s slate of original programming. If our marketing campaigns are successful, we will be able to offer licensing of our trademarked and copyright protected proprietary works, to include new and innovative communication platforms designed to distribute content by way of versatile and vertically integrated mediums as described herein as a part of this business plan to other Networks and communication and technology service providers worldwide. Said proprietary works will be made available to other businesses and as such the fees and licensing percentages will greatly increase our profitability.

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

In the event we raise additional capital, we will be able to implement our expansion in accordance with our business plan. We anticipate that we will use the funds raised to fund marketing activities and working capital. Our failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely see a decrease in the ability of increasing our revenues. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. Our director has verbally agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. In the event we require funding in the form of loans from our CEO, we do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

There is presently a limited public market for our common stock. Our common stock is traded on the interdealer quotation market, as quoted on OTC Markets Group. There is no assurance that this limited trading market will become more developed, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale. Below is a table reflecting the high – low sales prices of our common stock for each calendar quarter for the last two fiscal years ending August 31, 2016 and August 31, 2017, respectively.

	High	Low
Fiscal Year ending 8/31/2016
First Quarter	2.00	0.35
Second Quarter	0.75	0.35
Third Quarter	0.62	0.05
Fourth Quarter	0.62	0.11

Fiscal Year ending 8/31/2017
First Quarter	0.45	0.45
Second Quarter	0.39	0.74
Third Quarter	0.20	0.74
Fourth Quarter	0.053	0.39

Holders.

On October 17, 2017 there were 71 shareholders of record of our common stock. There are 28,789,451 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities.

Set forth below is information regarding the issuance and sales of Ethos Media Network, Inc. capital stock without registration for the years ended August 31, 2016 and 2017. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The shares of our capital stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.) for the year ended August 31, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Ethos Media Network, Inc. Financial information provided in this Form 10-K, for periods subsequent to August 31, 2017, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Our Business Overview.

Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.) (“Ethos”, “EOMN” or the “Company”) is a company that was incorporated in the State of Florida on August 2, 2013. The Company selected August 31 as its fiscal year end. We are a reporting company and file all reports required under sections 13 and 15d of the Securities Exchange Act of 1934. As of January 22, 2014, the Company is in the business of providing television services to areas around the state and the country.

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

Business of Issuer

Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.) (“Ethos”, “EOMN” or the “Company”) was incorporated in Florida on August 2, 2013. The Company is actively engaged in the acquisition, development, production and distribution of television and multi-media programming content.

The Company is generating revenue from banner advertisements on our website (www.ethosmeidanetwork.com), commercial productions, event planners, corporate videos, infomercials, public announcements, pay-per-view live broadcasted transmissions and advertisers, desiring to promote their productions, events and brands alongside the various distribution mediums. In addition, the Company is generating revenue from other production companies and/or television networks that request on-site filming and/or our original feeds with the use of our communication technology and equipment. Ethos has been assisting and providing valuable airtime pro-bono to non-profit organizations with sponsored ads, in order to promote their fund-raising events for important causes in the community. Some of our clients currently include Hard Rock Hotel & Casino, AutoNation, Florida Metro Rail, Fort Lauderdale Chamber of Commerce, Shino Bay Dermatology, DelVecchio Pizza and Universal Insurance.

The Company is distributing its content thru the available delivery companies listed below: These statistics are available on Wikipedia and Nielsen ratings.

a.	COMCAST: the largest cable television company in the United States with over 22 million subscribers.

b.	DIRECT TV, LLC: with over 35 million subscribers.

c.	DISH TV: with over 13 million subscribers.

d.	Roku network: with over 5 million subscribers.

These distribution delivery companies do not include the international markets of China, South America and Africa, which we intend to target for additional distribution of our content.

Ethos Media Network, Inc. is a fully operational television network appearing over the air on Channel 16 Florida and widely viewed on the internet and all mobile devices. The viewing area of Channel 16 extends from Vero Beach, Florida through West Palm Beach, Fort Lauderdale, Miami to Key West and west Martin County Florida which comprises approximately 2,800,000 households. We also distribute streaming content separately on the internet through our website www.channel16live.com. We currently distribute our news and event coverage content to DIRECTV, DISH TV and the Roku network. There is no written agreement with Comcast. As is customary in the industry, our content is sold through a media broker to the above networks. Our independent media buyer/broker is IHN Media Services, LLC of San Antonio, Texas. We have no ownership interest in such company. The agreement for services with IHN Media Services, LLC is verbal. The material terms are that certain services in connection with Company's planning, preparing and placing of advertising for the Company as follows:

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

Bunji™ is a turnkey, customizable and branded media platform that allows anyone to have their own marketing and promotion channel. It eliminates media industry gatekeepers. A prospective user’s own original content, supplemented with Ethos Media Network’s substantial library of material, creates a robust presence for any company, organization or individual. And because it’s ad-based, using the Bunji™ platform has the potential to enhance an organization’s revenue.

For a small monthly fee, Bunji™ allows users to establish their own channel — available publicly or as an in-house product, that has the ability to livestream content, upload video and music, sync all social media content and/or download content from multiple media libraries to curate their channel to their specific audience. Users can also schedule delivery of content quickly and easily.

Our research underscores the steady trend that internet TV viewing is dramatically rising; particularly among young people. The Bunji™ platform aggregates all types of media in one expandable platform, so users won’t need to look elsewhere for content. Bunji™ also provides the added benefit of earning revenue for original content creation and audience growth. In addition, these multi-level marketing opportunities will be targeted to both local and national audiences. With more than 180 million households and the backing of Ethos Media network, Bunji™ gives potential advertisers the trust and confidence of an established company and proof of distribution.

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

Results of Operations for the years August 31, 2017 and 2016

Revenues.

Total Revenue. Total revenues for the years ended August 31, 2017 and 2016 were $39,068 and $18,900, respectively. Revenues were the results of operations.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended August 31, 2017 and 2016 were $999,632 and $852,446, respectively. Total operating expenses included contractor costs of $3,075 and $19,041, respectively; research and development of $49,000 and $0, respectively; stock based compensation of $0 and $366,578, respectively; professional fees of $70,402 and $66,064, respectively; general and administrative of $57,747 and $54,366, respectively; impairment of long-lived assets of $495,241 and $0, respectively and depreciation of $324,167 and $346,397, respectively. Contractor cost decreased by approximately 84%. The primary reason for the decrease was due to a decline in the number of media events the Company participated in and the Company being more proficient in their editing and production process. Research and development increased by approximately 100%. The increase is due to the development of the Bunji platform. Stock based compensation decreased by approximately 100%. The Company did not issue any stock for services for the period ending August 31, 2017.

Other Income (Expenses). Other income (expenses) for the years ended August 31, 2017 and 2016 included gain on disposition of $370 and $0, respectively; interest expense of ($9,390) and $0, respectively; interest expense related to derivative liability of ($170,269) and $0, respectively and change in derivative of ($1,438,576) and $0, respectively. Other income (expense) increased by 100% primarily due to the convertible debt financing executed during the period ending August 31, 2017.

Financial Condition.

Total Assets. Total assets at August 31, 2017 and August 31, 2016 were $241,579 and $993,757, respectively. Total assets consist of cash of $68,931 and $2,071, respectively; note receivable of $24,500 and $0, respectively and property and equipment, net of depreciation and impairment in the amount of $148,148 and $991,686, respectively. Cash increased by approximately 3,200% primarily due to the funds received from the convertible debt financing. Property and equipment decreased by approximately 85% due to depreciation and impairment.

Total Liabilities. Total liabilities at August 31, 2017 and 2016 were $1,820,376 and $6,625, respectively. Total liabilities consist of accounts payable of $7,186 and $6,625, respectively; accrued interest of $9,345 and $0, respectively; convertible note payable, net of discount of $170,269 and $0, respectively and derivative liability of $1,633,576 and $0, respectively. Total liabilities increased by approximately 27,000% due to the convertible debt financing executed during the period ending August 31, 2016, which created a derivative liability.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ended August 31, 2017 of $2,578,429 as compared to the loss for the year ended August 31, 2016 of $833,546. In addition, the Company has an accumulated deficit of $4,554,260 at August 31, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At August 31, 2017, we had a working capital deficit of $1,726,945. Our working capital deficit is due to operations.

Net cash used in operating activities for the years ended August 31, 2017 and 2016 was ($140,640) and ($115,296), respectively. Net cash used in operating activities is our net loss, less depreciation and amortization, impairment of long-lived assets, beneficial conversion of derivative convertible note and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by financing activities for the years ended August 31, 2017 and 2016 was $207,500 and $110,000, respectively. Net cash provided by financing for the years ended August 31, 2017 and 2016 included proceeds from the issuance of common stock of $12,500 and $105,000, respectively and proceeds from convertible notes of $195,000 and $0, respectively.

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

We had no material commitments for capital expenditures as of August 31, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 14, 2017, the Company was informed that our registered independent public accountant, Stevenson & Company CPAS LLC (“Stevenson”) of Tampa Florida, would no longer be providing audit services for public companies, including the Company.

April 20, 2017, the Company engaged DeLeon & Company, CPA (“DeLeon”) of Pembroke Pines, Florida, as its new registered independent public accountant. During the year ended August 31, 2016 and prior to April 20, 2017 (the date of the new engagement), we did not consult with DeLeon regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DeLeon, in either case where written or oral advice provided by DeLeon would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

We did not have any disagreements on accounting and financial disclosure with DeLeon & Company, P.A. or with Stevenson & Company, CPAS LLC during the reporting periods.

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

As of August 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of August 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position

Jack Namer (1)	68	President, Chief Executive Officer, Treasurer, Secretary, Principal Executive Officer and Principal Accounting Officer, Director (1)

_______

(1)	Jack Namer will serve as a director until the next annual shareholder meeting.

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

Compensation Committee Interlocks and Insider Participation.

As of August 31, 2017 our Board of Directors consisted solely of Jack Namer. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the period August 31, 2017, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-equity	Change in Pension Value and Nonqualified
						incentive	deferred	All other
				Stock	Option	plan	compensation	Compensation	Total
Name and principal position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	compensation ($)	earnings ($)	($)	($)
Jack Namer, President, CEO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees			Non-equity	Change in Pension Value and Nonqualified
	earned or paid in	Stock	Option	incentive plan	deferred compensation	All other
	cash	Awards	Award(s)	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jack Namer, President, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____

(1)	There is no employment contract with Mr. Namer at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of August 31, 2017, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class		Total Votes
Common Stock
Jack Namer (1) 1500 NW 65th Ave. Plantation, FL 33313	510,642,000	(2)	96.57	%(3)	510,642,000	(4)

Amy Nalewaik 1500 NW 65th Ave. Plantation, FL 33313	9,997,000		1.89	%(5)	9,997,000

Preferred Stock (6)
Jack Namer 1500 NW 65th Ave. Plantation, FL 33313	50,000,000		100%		500,000,000	(7)

______

(1)	Jack Namer is our Chief Executive Officer and the sole director for our Company.

(2)	This figure represents the number of shares of common stock beneficially owned assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.
(3)	This figure represents the percentage of shares of common stock beneficially owned assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.
(4)	This figure represents the number of shares of common stock that Mr. Namer could vote in the event that he would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock. Notwithstanding any potential conversion of the preferred stock to common stock, Mr. Namer may exercise 10 votes per share of the Series A Convertible Preferred Stock in any matter that is put to the shareholders of the Company for a vote.
(5)	This figure represents the percentage of shares of common stock beneficially owned by Amy Nalewaik assuming that Mr. Namer would have converted all of his Series A Convertible Preferred Stock at the rate of 10 common shares for each share of his preferred stock.
(6)	The only class of preferred stock issued and outstanding is the Series A Convertible Preferred Stock. The Series A preferred stock has 10 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.
(7)	This figure represents the number of total votes per share of the preferred stock that Mr. Namer possesses and could vote in the event that he has not converted any of his Series A Convertible Preferred Stock.

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

Our Company retained the services of De Leon & Company, P.A. to conduct audit and review services. The August 31, 2017 audit of Financial Statements was performed by De Leon & Company, P.A.

Stevenson & Company CPAs, LLC conducted the August 31, 2016 audit of Financial Statements. The Audit of Financial Statements are the only services provided by Stevenson & Company CPAs, LLC.

Item 14. Principal Accounting Fees and Services.

	2017	2016
Audit fees	$11,500	$9,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors. The Board of Directors, performing normal functions of the audit committee, approved 100% of the fees for services performed by De Leon & Company, P.A. and by Stevenson & Company CPAs, LLC.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description			Location Reference
(a)		Financial Statements	Filed Herewith

(b)		Exhibits required by Item 601, Regulation SB,

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation filed with Form 8-K on July 12, 2017	See Exhibit Key

	(3.3)	Bylaws filed with Form 10 Registration Statement on September 3, 2013	See Exhibit Key

(10.0)	Share Exchange Agreement filed with Form 8-K on January 27, 2014		See Exhibit Key

(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

(14.0)	Code of Ethics filed with Form 10Q on January 14, 2014		See Exhibit Key

(21.0)	List of Subsidiaries filed with Form 10-K on January 27, 2014		See Exhibit Key

(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18. U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Files herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonoomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

3.2	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2017.

3.3	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 3, 2013.

10.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

14.0	Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 14, 2014.

21.0	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHOS MEDIA NETWORK, INC.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors	October 30, 2017
Jack Namer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jack Namer	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Chairman of the Board of Directors	October 30, 2017
Jack Namer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act. None.

ETHOS MEDIA NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Ethos Media Network, Inc.

We have audited the accompanying consolidated balance sheet of Ethos Media Network, Inc. (f/k/a Eye on Media Network, Inc.) as of August 31, 2017 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended August 31, 2017. Ethos Media Network, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management’s assertion about the effectiveness of Ethos Media Network Inc.’s internal control over financial reporting as of August 31, 2017.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ethos Media Network, Inc. as of August 31, 2017, and the consolidated results of its operations and its cash flows for the year ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing is unknown and the Company has incurred a loss and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines

October 21, 2017

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 (813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ethos Media Network, Inc, f/k/a Eye On Media Network, Inc.,

We have audited the accompanying balance sheet of Ethos Media Network, Inc, f/k/a Eye On Media Network, Inc., as of August 31, 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethos Media Network, Inc, f/k/a Eye On Media Network, Inc., as of August 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

11/14/2016

Ethos Media Network, Inc. (f/k/a Eye On Media Network Inc.) CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$68,931	$2,071
Note receivable	24,500	---
Total Current Assets	93,431	2,071

Property and equipment, net of accumulated depreciation of $504,812 and $1,090,118, respectively	148,148	991,686

TOTAL ASSETS	$241,579	$993,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,186	$6,625
Accrued interest	9,345	---
Convertible note payable, net of discount of $24,731 and $0, respectively	170,269	---
Derivative liabilities	1,633,576	---
Total Current Liabilities	1,820,376	6,625

TOTAL LIABILITIES	1,820,376	6,625

Stockholders' Equity/(Deficit)
Preferred stock: 500,000,000 authorized; $0.001 par value 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 750,000,000 authorized; $0.001 par value 28,789,451 and 28,576,951 shares issued and outstanding, respectively	28,789	28,577
Additional paid in capital	2,896,674	2,884,386
Accumulated deficit	(4,554,260)	(1,975,831)
Total Stockholders' Equity/(Deficit)	(1,578,797)	987,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$241,579	$993,757

The accompanying notes are an integral part of these consolidated financial statements

Ethos Media Network, Inc. (f/k/a Eye On Media Network Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,	August 31,
	2017	2016

Revenues	$39,068	$18,900

Operating Expenses
Contractor costs	3,075	19,041
Research and development	49,000	---
Stock based compensation	---	366,578
Professional fees	70,402	66,064
General and administrative	57,747	54,366
Impairment of long-lived assets	495,241	---
Depreciation and amortization	324,167	346,397
Total operating expenses	999,632	852,446

Net loss from operations	(960,564)	(833,546)

Other income (expense)
Gain on disposition	370	---
Interest expense	(9,390)
Interest expense related to derivative liability	(170,269)	---
Change in derivative	(1,438,576)	---
Net loss	$(2,578,429)	$(833,546)

Basic and diluted loss per share	$(0.09)	$(0.03)

Weighted average number of shares outstanding	28,698,595	28,362,966

The accompanying notes are an integral part of these consolidated financial statements

Ethos Media Network, Inc. (f/k/a Eye On Media Network Inc.) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended August 31, 2017 and 2016

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2015	50,000,000	$50,000	27,990,500	$27,990	$2,408,395	$(1,142,285)	$1,344,100

Stock issued for cash	---	---	205,000	205	109,795	---	110,000
Stock issued for services	---	---	381,451	382	366,196	---	366,578

Net loss						(833,546)	(833,546)

Balance, August 31, 2016	50,000,000	$50,000	28,576,951	$28,577	$2,884,386	$(1,975,831)	$987,132

Stock issued for cash	---	---	212,500	212	12,288	---	12,500

Net loss						(2,578,429)	(2,578,429)

Balance, August 31, 2017	50,000,000	$50,000	28,789,451	$28,789	$2,896,674	$(4,554,260)	$(1,578,797)

The accompanying notes are an integral part of these consolidated financial statements

Ethos Media Network, Inc. (f/k/a Eye On Media Network Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	August 31,		August 31,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(2,578,429)		$(833,546)
Adjustment to reconcile Net (loss) to net cash used by operations:
Gain on sale of fixed asset		(370)
Depreciation and amortization		324,167		346,397
Beneficial conversion of derivative convertible notes		1,608,845		---
Impairment of long-lived assets		495,241		---
Stock issued for services provided		---		366,578
Changes in assets and liabilities:
Accounts payable		561		5,275
Accrued interest		9,345		---
Net Cash Used in Operating Activities		(140,640)		(115,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes		195,000		---
Proceeds from sale of common stock		12,500		110,000
Net Cash Provided by Financing Activities		207,500		110,000

Net increase (decrease) in cash and cash equivalents		66,860		(5,296)

Cash and cash equivalents
Beginning of period		2,071		7,367
End of period		$68,931		$2,071

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Derivative convertible liability recorded		$1,633,576	$	---

The accompanying notes are an integral part of these consolidated financial statements

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

NOTE 1 NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

Ethos Media Network, Inc. (f/k/a Eye On Media Network, Inc.) (“Ethos”, “EOMN” or the “Company”) was incorporated in Florida on August 2, 2013, with an objective to acquire, or merge with, an operating business. On January 22, 2014 the Company acquired an operating company, Eye on South Florida in a reverse merger.

Eye on South Florida, Inc. (ETHOS), a corporation, was chartered in the State of Florida on January 18, 2013 as a media organization for the purpose of providing television services as an independent producer and distributor of television programming locally and nationally. The programming is based on content that is produced and filmed in South Florida, on subjects that are relevant to the South Florida area. The operations of Eye on South Florida ceased in January of 2015.

As of January 22, 2014, the Company is in the business of providing television services to areas around the state and the country.

These financial statements include the balances of Ethos Media Network, Inc. and subsidiary. All intercompany balances have been eliminated in the financial statements.

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

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $68,931 at August 31, 2017 and $2,071 at August 31, 2016.

Credit risk associated with cash deposits are insured under FDIC up to $250,000 per depositor, per FDIC insured bank, per ownership category. At such time, as the Company’s cash deposits exceed FDIC limits, the Company will reassess their credit risk.

Note Receivable

Note receivable at August 31, 2017 was $24,500 and consist of amounts due from the sale of two vehicles. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of the note receivable, no allowance for doubtful accounts was considered necessary. At August 31, 2017, the Company has estimated an $0 allowance for doubtful accounts is warranted.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives which primarily range from 5 to 7 years.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized impairment losses of $495,241 and $0 for the periods ending August 31, 2017 and August 31, 2016, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of August 31, 2017.

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2017. At August 31, 2017, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

Share-based expense for the years ended August 31, 2017 and 2016 was $0 and $366,578 respectively.

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

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for property, plant and equipment as follows:

	August 31, 2017	August 31, 2016
Production equipment	$535,480	$1,715,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	75,260	324,104
	652,960	2,081,804
Accumulated depreciation	504,812	1,090,118
PP&E, net accumulated depreciation	$148,148	$991,686

Depreciation for the years ended August 31, 2017 and 2016 was $324,167, and $346,397, respectively.

Impairment of long-lived assets

The Company had tested the four asset groups and determined that impairment indicators were present for the production equipment group, specifically for software, server and vehicle components. As a result, software, server and vehicle were written down to their estimated fair value; resulting in an impairment charge of $495,241 and $0 for the years ending August 31, 2017 and 2016, respectively.

NOTE 5: ACCOUNTS PAYABLE

At August 31, 2017 and 2016, accounts payable was $7,186 and $6,625, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

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

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

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

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (55%) of the average of the lowest two (2) trading prices for the Common Stock during the twenty (20) day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-five percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At August 31, 2017, the fair value of beneficial conversion feature was $3,117,664.

Convertible Notes payable consisted of the following:

	August 31, 2017	August 31, 2016
Convertible notes payable:	$195,000	$-0-
Debt discount	(24,731)
Convertible notes payable net of debt discount	$170,269	$-0-

Accrued interest	9,345	-0-

Current portion of convertible note payable and interest	$179,614	$-0-

NOTE 7 – INCOME TAXES

At August 31, 2017, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $2,578,429 that may be offset against future taxable income through 2034 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 5.5% to income before taxes), as follows:

	For the Year Ended August 31, 2017		For the Year Ended August 31, 2016
Tax expense (benefit) at the statutory rate		$(387,550)		$(283,000)
State income taxes, net of federal income tax benefit		(62,691)		(30,000)
Change in valuation allowance		450,241		313,000
Total	$	---	$	---

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

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

For the years ending August 31, 2017 and August 31, 2016, the Company has net operating losses from operations. The carry forwards expire through the year 2034. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of August 31, 2017 and August 31, 2016 is as follows:

	August 31, 2017		August 31, 2016
Deferred tax assets		$1,059,332		$742,000
Valuation allowance		(1,059,332)		(742,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended August 31, 2013 through the year ended August 31, 2017 The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2017.

NOTE 8: EQUITY

Preferred Stock

The Company has been authorized to issue 500,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of August 31, 2017 and 2016 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively.

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

Ethos Media Network, Inc.

(f/k/a Eye On Media Network Inc.)

Notes to Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

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

As of August 31, 2017, there are 28,789,451 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of August 31, 2017.

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

NOTE 11: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

