Form 10-Q
period 2017-11-30
Ethos Media Network, Inc.
filed 2018-01-16
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-55035

ETHOS MEDIA NETWORK, INC.
(Exact Name of Registrant as specified in its charter)

Florida	46-3390293
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

1500 NW 65th Avenue, Plantation, Florida	33313
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 954-370-9900

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of "accelerated filer,” “large accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 12, 2018 was 53,489,151. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Condensed Financial Statements

Ethos Media Network, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$31,413	$68,931
Note receivable	24,500	24,500
Total Current Assets	55,913	93,431

Property and equipment, net of accumulated depreciation of $529,112 and $504,812, respectively	123,849	148,148

TOTAL ASSETS	$179,762	$241,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,661	$7,186
Accrued interest	8,426	9,345
Convertible note payable, net of discount of $17,429 and $24,731, respectively	143,902	170,269
Derivative liabilities	203,198	1,633,576
Total Current Liabilities	365,187	1,820,376

TOTAL LIABILITIES	365,187	1,820,376

COMMITMENTS AND CONTINGENCIES - See Note 9

Stockholders' Equity/(Deficit)
Preferred stock: 750,000,000 authorized; $0.001 par value 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 900,000,000 authorized; $0.001 par value 44,348,151 and 28,789,451 shares issued and outstanding, respectively	44,348	28,789
Additional paid in capital	3,039,270	2,896,674
Accumulated deficit	(3,319,043)	(4,554,260)
Total Stockholders' Equity/(Deficit)	(185,425)	1,578,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$179,762	$241,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Ethos Media Network, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2017	2016

Revenues	$ ---	$10,275

Operating Expenses
Contractor costs	7,170	450
Professional fees	17,225	7,599
General and administrative	24,598	4,596
Impairment of long-lived assets	---	169,624
Depreciation and amortization	24,300	84,797
Total operating expenses	73,293	267,066

Net loss from operations	(73,293)	(256,791)

Other income (expense)
Interest expense	(5,097)	---
Interest expense related to derivative liability	(40,912)	---
Change in derivative	1,354,519	---
Net loss	$1,235,217	$(256,791)

Basic income (loss) per share	$0.04	$(0.01)

Diluted income (loss) per share	$0.01	$0.00

Weighted average number of shares outstanding	32,824,252	28,576,951
Diluted weighted average number of shares outstanding	131,623,118	---

The accompanying notes are an integral part of these condensed consolidated financial statements

Ethos Media Network, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	November 30,		November 30,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$1,235,217		$(256,791)
Adjustment to reconcile Net (loss) to net cash used by operations:
Depreciation and amortization		24,300		84,797
Change in fair market value of derivatives		(1,354,519)		---
Amortization of debt discount		40,912		---
Stock issued for services provided		9,000		---
Impairment of long-lived assets		---		169,624
Change in assets and liabilities:
Accounts payable		2,476		2,400
Accrued interest		5,096		---
Net Cash Used in Operating Activities		(37,518)		30

Net increase (decrease) in cash and cash equivalents		(37,518)		30

Cash and cash equivalents
Beginning of period		68,931		2,071
End of period		$31,413		$2,101

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Discount recognized on derivative liability		$30,000	$	---
Issued common stock to reduce convertible debt		$48,686	$	---

The accompanying notes are an integral part of these condensed consolidated financial statements

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2017

(Unaudited)

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K as of August 31, 2017 and filed with the Securities and Exchange Commission on October 31, 2017.

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

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $31,413 at November 30, 2017 and $68,931 at August 31, 2017.

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

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2017

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized impairment losses of $0 and $495,241 for the periods ending November 30, 2017 and August 31, 2017, respectively.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2017

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of November 30, 2017.

Net Income (Loss) Per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Total dilutive common shares at November 30, 2017 were 143,147,017 which consist of 44,348,151 shares issued and outstanding and 98,798,866 shares for convertible debt. Total diluted common shares at August 31, 2017 were 33,670,404 which consist of 28,789,541 shares issued and outstanding and 4,880,953 shares for convertible debt.

Basic (loss) income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

At November 30, 2017, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

Share-based expense for the three months ended November 30, 2017 and 2016 was $9,000 and $0 respectively.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2017

(Unaudited)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for the Company on September 1, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for property, plant and equipment as follows:

	November 30, 2017	August 31, 2017
Production equipment	$535,480	$535,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicles	75,260	75,260
	652,960	652,960
Accumulated depreciation	529,112	504,812
PP&E, net accumulated depreciation	$123,849	$148,148

Depreciation for the three months ended November 30, 2017 and 2016 was $24,300, and $84,797, respectively.

Impairment of long-lived assets

The Company had tested the four asset groups and determined that impairment indicators were present for the production equipment group, specifically for software, server and vehicle components. As a result, software, server and vehicle were written down to their estimated fair value of $241,656, $97,758 and $55,301, respectively; resulting in an impairment charge of $495,241 for the period ending August 31, 2017. Impairment for the three months ended November 30, 2017 was $0.

NOTE 5: ACCOUNTS PAYABLE

At November 30, 2017 and August 31, 2017, accounts payable was $9,661 and $7,186, respectively.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2017

(Unaudited)

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

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At November 30, 2017, the derivative liability associated with Auctus Fund, LLC was $76,077; EMA Financial, LLC was $89,444 and Power up lending was $37,677.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended November 30, 2017

(Unaudited)

Convertible Notes payable consisted of the following:

	November 30, 2017	August 31, 2017
Convertible notes payable:	$161,331	$195,000
Debt discount	(17,429)	(24,731)
Convertible notes payable net of debt discount	$143,902	$170,269

Accrued interest	8,426	9,345

Current portion of convertible note payable and interest	$152,328	$179,614

NOTE 7: EQUITY

Preferred Stock

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of November 30, 2017 and August 31, 2017 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively. The Series A Convertible Preferred Stock converts at a rate of 10 common shares per each share of preferred for a total of 500,000,000 shares of common.

Common Stock

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

During the three months ended November 30, 2017, the Company issued 10,910,000 shares of common stock to EMA Financial, LLC in exchange for principal reduction of $24,339. The shares were issued on various dates during the three months ended November 30, 2017. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

During the three months ended November 30, 2017, the Company issued 4,648,700 shares of common stock to Auctus Fund, LLC. in exchange for principal reduction of $9,330 and a reduction to accrued interest of $6,017 for a total of $15,347. The shares were issued on various dates during the three months ended November 30, 2017. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

As of November 30, 2017, there are 44,348,151 shares of common stock issued and outstanding.

ETHOS MEDIA NETWORK INC.
Notes to Condensed Consolidated Financial Statements
For the period ended November 30, 2017
(Unaudited)

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of November 30, 2017.

NOTE 8: RELATED PARTY TRANSACTION

The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 9: COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10: SUBSEQUENT EVENTS

Subsequent to the three months ended November 30, 2017, the Company issued 4,600,000 shares of common stock to EMA Financial, LLC in exchange for principal reduction of $3,450. The shares were issued on various dates subsequent to the three months ended November 30, 2017. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

Subsequent to the three months ended November 30, 2017, the Company issued 4,541,000 shares of common stock to Auctus Fund, LLC. in exchange for principal reduction of $3,300, reduction to accrued interest of $507 and conversion fees of $1,000 for a total of $4,807. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred in addition to those stated that require adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Ethos Media Network, Inc. for the period ended November 30, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Ethos Media Network, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2017, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Results of Operations for the three months ended November 30, 2017 and 2016

Revenues.

Total Revenue. Total revenues for the three months ended November 30, 2017 and 2016 were $0 and $10,275, respectively. Revenues were the results of operations.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended November 30, 2017 and 2016 were $73,293 and $267,066, respectively. Total operating expenses included contractor costs of $7,170 and $450, respectively; professional fees of $17,225 and $7,599, respectively; general and administrative of $24,598 and $4,596, respectively, impairment of long-lived assets of $0 and $169,624, respectively and depreciation of $24,300 and $84,797, respectively. Contractor cost increased by approximately 1,493%. The primary reason for the increase was due to an increase in the number of media events. Professional fees increased by approximately 127%. This increase is directly related to operations. Impairment of long-lived assets decreased by approximately 100%. This decrease is the result of the Company not impairing any assets during the period. General and administrative fees increased by approximately 435%. This increase is the result of production cost directly related to operations.

Other Income (Expenses). Other income (expenses) for the three months ended November 30, 2017 and 2016 included interest expense of ($5,097) and $0, respectively; interest expense related to derivative liability of ($40,912) and $0, respectively and change in derivative of $1,354,519 and $0, respectively. Other income (expense) decreased by approximately 581% due to the convertible debt financing and its associated derivative liability calculated using the Black Scholes model.

Financial Condition.

Total Assets. Total assets at November 30, 2017 and August 31, 2017 were $179,762 and $241,579, respectively. Total assets consist of cash of $31,413 and $68,931, respectively; note receivable of $24,500 and $0, respectively and property and equipment, net of depreciation and impairment in the amount of $123,849 and $148,148, respectively.

Total Liabilities. Total liabilities at November 30, 2017 and August 31, 2017 were $365,187 and $1,820,376, respectively. Total liabilities consist of accounts payable of $9,661 and $7,186, respectively; accrued interest of $8,426 and $9,345 respectively; convertible note payable, net of discount was $143,902 and $170,269, respectively and derivative liability of $203,198 and $1,633,576, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had net income for the three months ended November 30, 2017 of $1,235,217 as compared to the loss for the three months ended November 30, 2016 of $256,791. In addition, the Company has an accumulated deficit of $3,319,043 at November 30, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At November 30, 2017, we had a working capital deficit of $309,274. Our working capital deficit is due to operations.

Net cash used in operating activities for the three months ended November 30, 2017 and 2016 was ($37,518) and $30, respectively. Net cash used in operating activities is our net income, less depreciation and amortization, impairment of long-lived assets, beneficial conversion of derivative convertible note and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

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

We had no material commitments for capital expenditures as of November 30, 2017.

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

With respect to the period ending November 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

During the three months ended November 30, 2017, the Company issued 10,910,000 shares of common stock to EMA Financial, LLC in exchange for principal reduction of $24,339. The shares were issued on various dates during the three months ended November 30, 2017. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

During the three months ended November 30, 2017, the Company issued 4,648,700 shares of common stock to Auctus Fund, LLC. in exchange for principal reduction of $9,330 and a reduction to accrued interest of $6,017 for a total of $15,347. The shares were issued on various dates during the three months ended November 30, 2017. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

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

ETHOS MEDIA NETWORK, INC.

Date: January 16, 2018	By:	/s/ Jack Namer
Principal Executive Officer
Principal Financial and Accounting Officer

