Form 10-Q
period 2018-02-28
Ethos Media Network, Inc.
filed 2018-04-16
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 16, 2018 was 93,710,059. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Condensed Financial Statements

Ethos Media Network, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,134	$68,931
Note receivable	24,500	24,500
Total Current Assets	31,634	93,431

Property and equipment, net of accumulated depreciation of $476,897 and $504,812, respectively	100,803	148,148

TOTAL ASSETS	$132,437	$241,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,089	$7,186
Accrued interest	12,218	9,345
Convertible note payable, net of discount of $0 and $24,731, respectively	154,581	170,269
Derivative liabilities	225,198	1,633,576
Total Current Liabilities	402,086	1,820,376

TOTAL LIABILITIES	402,086	1,820,376

COMMITMENTS AND CONTINGENCIES - See Note 9

Stockholders' Equity/(Deficit)
Preferred stock: 750,000,000 authorized; $0.001 par value 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 900,000,000 authorized; $0.001 par value 55,412,151 and 28,789,451 shares issued and outstanding, respectively	55,412	28,789
Additional paid in capital	3,059,928	2,896,674
Accumulated deficit	(3,434,990)	(4,554,260)
Total Stockholders' Equity/(Deficit)	(269,649)	1,578,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$132,437	$241,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Ethos Media Network, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	February 28,			February 28,
	2018	2017		2018	2017

Revenues	$1,650		$10,800	$1,650		$21,075

Operating Expenses
Contractor costs	5,280		1,000	12,450		1,450
Professional fees	8,628		4,549	25,853		12,148
General and administrative	29,949		18,705	54,547		23,301
Impairment of long-lived assets	---		136,000	---		335,668
Depreciation and amortization	23,046		84,797	47,346		162,083
Total operating expenses	66,903		245,051	140,196		534,650

Net loss from operations	(65,253)		(234,251)	(138,546)		(513,575)

Other income (expense)
Interest expense	(4,299)		---	(9,396)		---
Gain on asset disposition	5,000		---	5,000		---
Interest expense related to derivative liability	(17,429)		---	(58,341)		---
Change in derivative	(33,965)		---	1,320,554		---
Net loss	$(115,946)		$(234,251)	$1,119,271		$(513,575)

Basic income (loss) per share	$0.00		$(0.01)	$0.03		$(0.02)

Diluted income (loss) per share	$0.00	$	---	$0.01	$	---

Weighted average number of shares outstanding	53,771,492		28,635,840	43,240,007		28,606,233
Diluted weighted average number of shares outstanding	53,771,492		---	101,339,706		---

The accompanying notes are an integral part of these condensed consolidated financial statements

Ethos Media Network, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 28,		February 28,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$1,119,271		$(513,575)
Adjustment to reconcile Net (loss) to net cash used by operations:
Gain on asset disposition		(5,000)		---
Depreciation and amortization		47,346		162,083
Change in fair market value of derivatives		(1,320,554)		---
Amortization of debt discount		58,337		---
Stock issued for services provided		11,500		---
Impairment of long-lived assets		---		335,668
Change in assets and liabilities:
Accounts payable		2,903		3,959
Accrued interest		9,400		---
Net Cash Used in Operating Activities		(76,797)		(11,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed asset		5,000		---
Net Cash provided by investing activities		5,000		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		10,000		12,500
Net Cash Provided by Financing Activities		10,000		12,500

Net increase (decrease) in cash and cash equivalents		(61,797)		635

Cash and cash equivalents
Beginning of period		68,931		2,071
End of period		$7,134		$2,706
Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---
Non-cash transactions:
Debt/accrued interest converted into common stock		$58,443	$	---
Original discount recorded on the recognition of notes with derivative liability		$30,000	$	---
Extinguishment of the derivative liability related to debt conversions		$11,965	$	---

The accompanying notes are an integral part of these condensed consolidated financial statements

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2018

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

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

NOTE 2: GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The Company has incurred substantial expenses from inception, requires outside funding, resulting in a large accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced, to cease operations.

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

For the period ended February 28, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $7,134 at February 28, 2018 and $68,931 at August 31, 2017.

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

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2018

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized impairment losses of $0 and $495,241 for the periods ending February 28, 2018 and August 31, 2017, respectively.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2018

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 28, 2018.

Net Income (Loss) Per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Total dilutive common shares at February 28, 2018 were 132,656,170 which consist of 55,412,151 shares issued and outstanding and 77,244,019 shares for convertible debt. Total diluted common shares at August 31, 2017 were 33,670,404 which consist of 28,789,541 shares issued and outstanding and 4,880,953 shares for convertible debt.

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

At February 28, 2018, there were 50,000,000 of preferred convertible shares that were not included because they would be anti-dilutive.

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

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2018

(Unaudited)

Share-based expense for the six months ended February 28, 2018 and 2017 was $11,500 and $0 respectively. This consists of legal fees issued in conjunction with the conversion of convertible notes payable.

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

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for property, plant and equipment as follows:

	February 28, 2018	August 31, 2017
Production equipment	$535,480	$535,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicle	---	75,260
	577,700	652,960
Accumulated depreciation	476,897	504,812
PP&E, net accumulated depreciation	$100,803	$148,148

During the six months ended February 28, 2018, the Company sold its vehicle for $5,000. The vehicle’s book value at February 28, 2018 was $0 resulting in a gain on sale of $5,000.

Depreciation for the six months ended February 28, 2018 and 2016 was $47,345, and $162,083, respectively.

Impairment of long-lived assets

The Company had tested the four asset groups and determined that impairment indicators were present for the production equipment group, specifically for software, server and vehicle components. As a result, software, server and vehicle were written down to their estimated fair value of $241,656, $97,758 and $55,301, respectively; resulting in an impairment charge of $495,241 for the period ending August 31, 2017. Impairment for the six months ended February 28, 2018 was $0.

NOTE 5: ACCOUNTS PAYABLE

At February 28, 2018 and August 31, 2017, accounts payable was $10,089 and $7,186, respectively.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2018

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

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2018

(Unaudited)

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At February 28, 2018, the derivative liability associated with Auctus Fund, LLC was $99,080; EMA Financial, LLC was $81,013 and Power up lending was $45,105. During the quarter the Company booked $11,965 to additional paid-in capital upon the conversions.

Convertible Notes payable consisted of the following:

	February 28, 2018	August 31, 2017
Convertible notes payable:	$154,581	$195,000
Debt discount	---	(24,731)
Convertible notes payable net of debt discount	$154,581	$170,269

Accrued interest	12,218	9,345

Current portion of convertible note payable and interest	$166,799	$179,614

NOTE 7: EQUITY

Preferred Stock

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of February 28, 2018 and August 31, 2017 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively. The Series A Convertible Preferred Stock converts at a rate of 10 common shares per each share of preferred for a total of 500,000,000 shares of common.

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

On January 25, 2018, the Company sold 1,923,000 shares of common stock to a non-related party in exchange for cash proceeds of $10,000. The shares were issued at $0.0052 per share.

During the six months ended February 28, 2018, the Company issued 15,510,000 shares of common stock to EMA Financial, LLC in exchange for principal reduction of $27,789. The shares were issued on various dates during the six months ended February 28, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended February 28, 2018

(Unaudited)

During the six months ended February 28, 2018, the Company issued 9,189,700 shares of common stock to Auctus Fund, LLC. in exchange for principal reduction of $12,630 and a reduction to accrued interest of $6,526 for a total of $19,156. The shares were issued on various dates during the six months ended February 28, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

As of February 28, 2018, there are 55,412,151 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of February 28, 2018.

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

NOTE 10: SUBSEQUENT EVENTS

Subsequent to the six months ended February 28, 2018, the Company issued 2,765,000 shares of common stock to Auctus Fund, LLC. in exchange for reduction to accrued interest of $2,265 and conversion fees of $500 for a total of $2,765. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

Subsequent to the six months ended February 28, 2018, the Company sold 27,999,998 shares of common stock to various non-related parties at $0.005 per share for cash proceeds of $140,000. The proceeds of the sale of common stock were primarily used to extinguish the convertible notes payable associated with Auctus Fund, LLC together with principal and interest in the amount of $70,000 and EMA Financial, LLC together with principal and interest of $65,000.

On March 28, 2018, the company executed an amendment to the convertible note payable issued on March 22, 2017 to Power Up Lending, a/k/a Jabro Funding Corp with Touche Investments, LLC. The amendment waives the default conditions under Section 3.1 of the note and agrees to extinguish the outstanding balance together with principal and interest of $37,664.55 with the delivery of 7,532,910 shares of common stock at $0.005 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Ethos Media Network, Inc. for the period ended February 28, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended February 28, 2018 and 2017

Revenues.

Total Revenue. Total revenues for the three months ended February 28, 2018 and 2017 were $1,650 and $10,800, respectively. Revenues were the results of operations.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended February 28, 2018 and 2017 were $66,903 and $245,051, respectively. Total operating expenses included contractor costs of $5,280 and $1,000, respectively; professional fees of $8,628 and $4,549, respectively; general and administrative of $29,949 and $18,705, respectively, impairment of long-lived assets of $0 and $136,000, respectively and depreciation of $23,046 and $84,797, respectively. Contractor cost increased by approximately 428%. The primary reason for the increase was due to an increase in the number of media events. Professional fees increased by approximately 90%. This increase is directly related to operations. Impairment of long-lived assets decreased by approximately 100%. This decrease is the result of the Company not impairing any assets during the period. General and administrative fees increased by approximately 60%. This increase is the result of production cost directly related to operations. Depreciation and amortization decreased by approximately 73%. This decrease was due to the disposition of an asset during the period.

Other Income (Expenses). Other income (expenses) for the three months ended February 28, 2018 and 2017 included interest expense of ($4,299) and $0, respectively; interest expense related to derivative liability of ($17,429) and $0, respectively and change in derivative of ($33,965) and $0, respectively. Gain on asset disposition of $5,000 and $0, respectively. Other income (expense) decreased by approximately 49% due to the convertible debt financing and its associated derivative liability calculated using the Black Scholes model.

Results of Operations for the six months ended February 28, 2018 and 2017

Revenues.

Total Revenue. Total revenues for the six months ended February 28, 2018 and 2017 were $1,650 and $21,075, respectively. Revenues were the results of operations.

Expenses.

Total Operating Expenses. Total operating expenses for the six months ended February 28, 2018 and 2017 were $140,196 and $534,650, respectively. Total operating expenses included contractor costs of $12,450 and $1,450, respectively; professional fees of $25,853 and $12,148, respectively; general and administrative of $54,547 and $23,301, respectively, impairment of long-lived assets of $0 and $335,668, respectively and depreciation of $47,346 and $162,083, respectively. Contractor cost increased by approximately 759%. The primary reason for the increase was due to an increase in the number of media events. Professional fees increased by approximately 113%. This increase is directly related to operations. Impairment of long-lived assets decreased by approximately 100%. This decrease is the result of the Company not impairing any assets during the period. General and administrative fees increased by approximately 134%. This increase is the result of production cost directly related to operations. Depreciation and amortization decreased by approximately 71%. This decrease was due to the disposition of an asset during the period.

Other Income (Expenses). Other income (expenses) for the six months ended February 28, 2018 and 2017 included interest expense of ($9,396) and $0, respectively; interest expense related to derivative liability of ($58,341) and $0, respectively and change in derivative of $1,320,554 and $0, respectively. Gain on asset disposition of $5,000 and $0, respectively. Other income (expense) increased by approximately 317% due to the convertible debt financing and its associated derivative liability calculated using the Black Scholes model.

Financial Condition.

Total Assets. Total assets at February 28, 2018 and August 31, 2017 were $132,437 and $241,579, respectively. Total assets consist of cash of $7,134 and $68,931, respectively; note receivable of $24,500 and $0, respectively and property and equipment, net of depreciation and impairment in the amount of $100,803 and $148,148, respectively.

Total Liabilities. Total liabilities at February 28, 2018 and August 31, 2017 were $402,086 and $1,820,376, respectively. Total liabilities consist of accounts payable of $10,089 and $7,186, respectively; accrued interest of $12,218 and $9,345 respectively; convertible note payable, net of discount was $154,581 and $170,269, respectively and derivative liability of $225,198 and $1,633,576, respectively. .

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had net income for the six months ended February 28, 2018 of $1,119,271 as compared to the loss for the six months ended February 28, 2017 of $513,575. In addition, the Company has an accumulated deficit of $3,434,990 at February 28, 2018. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At February 28, 2018, we had a working capital deficit of $370,452. Our working capital deficit is due to operations.

Net cash used in operating activities for the six months ended February 28, 2018 and 2017 was ($76,797) and ($11,865), respectively. Net cash used in operating activities is our net income, less depreciation and amortization, impairment of long-lived assets, beneficial conversion of derivative convertible note and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by investing activities for the six months ended February 28, 2018 and 2017 was $5,000 and $0, respectively. Net cash provided by investing activities included proceeds from the sale of fixed assets.

Net cash provided by financing activities for the six months ended February 28, 2018 and 2017 was $10,000 and $12,500, respectively. Net cash provided by financing activities included proceeds from the sale of common stock.

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

We had no material commitments for capital expenditures as of February 28, 2018.

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

With respect to the period ending February 28, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending February 28, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

On January 25, 2018, the Company sold 1,923,000 shares of common stock to a non-related party in exchange for cash proceeds of $10,000. The shares were issued at $0.0052 per share.

During the six months ended February 28, 2018, the Company issued 15,510,000 shares of common stock to EMA Financial, LLC in exchange for principal reduction of $27,789. The shares were issued on various dates during the six months ended February 28, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

During the six months ended February 28, 2018, the Company issued 9,189,700 shares of common stock to Auctus Fund, LLC. in exchange for principal reduction of $12,630 and a reduction to accrued interest of $6,526 for a total of $19,156. The shares were issued on various dates during the six months ended February 28, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

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

ETHOS MEDIA NETWORK, INC.

Date: April 16, 2018	By:	/s/ Jack Namer
Jack Namer
Principal Executive Officer Principal Financial and Accounting Officer

