Form 10-Q
period 2018-05-31
Ethos Media Network, Inc.
filed 2018-07-16
CIK 1585738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of July 13, 2018 was 146,993,149. There are fifty million (50,000,000) shares of the issuer’s Series A Convertible Preferred Stock issued and outstanding as of such date.

Part I. Financial Information

Item 1. Condensed Financial Statements

Ethos Media Network, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,330	$68,931
Note receivable	24,500	24,500
Total Current Assets	41,830	93,431

Property and equipment, net of accumulated
depreciation of $497,434 and $504,812, respectively	80,266	148,148

TOTAL ASSETS	$122,096	$241,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,352	$7,186
Accrued interest	---	9,345
Convertible note payable, net of discount
of $0 and $24,731, respectively	---	170,269
Derivative liabilities	---	1,633,576
Total Current Liabilities	12,352	1,820,376

TOTAL LIABILITIES	12,352	1,820,376

COMMITMENTS AND CONTINGENCIES - See Note 9

Stockholders' Equity/(Deficit)
Preferred stock: 750,000,000 authorized; $0.001 par value
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: 900,000,000 authorized; $0.001 par value
146,993,149 and 28,789,451 shares issued and outstanding, respectively	146,993	28,789
Additional paid in capital	3,993,371	2,896,674
Accumulated deficit	(4,080,619)	(4,554,260)
Total Stockholders' Equity/(Deficit)	109,744	1,578,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$122,096	$241,579

The accompanying notes are an integral part of these condensed consolidated financial statements

Ethos Media Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months Ended				For the Nine Months Ended
	May 31,				May 31,
	2018		2017		2018	2017

Revenues		$1,500		$11,300	$3,150		$32,375

Operating Expenses
Contractor costs		1,025		325	13,475		1,775
Stock for services		801,500		---	801,500		---
Professional fees		11,699		49,965	37,552		62,113
General and administrative		26,343		22,436	80,890		45,737
Impairment of long-lived assets		---		---	---		335,668
Depreciation and amortization		20,536		81,042	67,882		243,125
Total operating expenses		861,103		153,768	1,001,299		688,418

Net loss from operations		(859,603)		(142,468)	(998,149)		(656,043)

Other income (expense)
Interest expense		(11,224)		(3,876)	(20,620)		(3,876)
Gain on asset disposition		---		---	5,000		---
Interest expense related to derivative liability		---		(70,828)	(58,341)		(70,828)
Change in derivative		225,198		(149,765)	1,545,752		(149,765)
Net income (loss)		$(645,629)		$(366,937)	$473,642		$(880,512)

Basic income (loss) per share		$(0.01)		$(0.01)	$0.01		$(0.03)

Diluted income (loss) per share	$	---	$	---	$0.00	$	---

Weighted average number of shares outstanding		110,910,845		28,789,451	66,044,831		28,667,977
Diluted weighted average number of shares outstanding		---		---	566,044,831		---

The accompanying notes are an integral part of these condensed consolidated financial statements

Ethos Media Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	May 31,		May 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$473,642		$(880,512)
Adjustment to reconcile Net (loss) to net
cash used by operations:
Gain on asset disposition		(5,000)		---
Depreciation and amortization		67,882		243,125
Beneficial conversion of derivative convertible debt		---		220,593
Change in fair market value of derivatives		(1,545,752)		---
Amortization of debt discount		58,341		---
Stock issued for services provided		813,500		---
Impairment of long-lived assets		---		335,668
Change in assets and liabilities:
Accounts payable		5,166		(2,313)
Accrued interest		10,306		3,876
Net Cash Used in Operating Activities		(121,915)		(79,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed asset		5,000		---
Intangible assets		---		(30,300)
Net Cash provided by investing activities		5,000		(30,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes		---		195,000
Repayment of convertible notes		(162,351)		---
Proceeds from sale of common stock		227,665		12,500
Net Cash Provided by Financing Activities		65,314		207,500

Net increase (decrease) in cash and cash equivalents		(51,601)		97,637
Cash and cash equivalents
Beginning of period		68,931		2,071
End of period		$17,330		$99,708
Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---
Non-cash transactions:
Debt/accrued interest converted into common stock		$101,966	$	---
Original discount recorded on the recognition of notes with derivative liability		$30,000	$	---
Extinguishment of the derivative liability related to debt conversions		$64,301	$	---
Derivative convertible liability recorded	$	---		$605,841

The accompanying notes are an integral part of these condensed consolidated financial statements

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended May 31, 2018

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10-K as of August 31, 2017 and filed with the Securities and Exchange Commission on October 31, 2017.

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

For the period ended May 31, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $17,330 at May 31, 2018 and $68,931 at August 31, 2017.

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

For the period ended May 31, 2018

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized impairment losses of $0 and $495,241 for the periods ending May 31, 2018 and August 31, 2017, respectively.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended May 31, 2018

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of May 31, 2018.

Net Income (Loss) Per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Total dilutive common shares at May 31, 2018 were 566,044,831 which consist of 66,044,831 weighted average number of common shares outstanding and 500,000,000 shares for Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock converts at a rate of 10 common shares per each share of preferred for a total of 500,000,000 shares of common debt. Total diluted common shares at May 31, 2017 were 0.

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

Share-based expense for the nine months ended May 31, 2018 and 2017 was $801,500 and $0 respectively. This consists of services rendered.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended May 31, 2018

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

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date for years beginning on or after December 31, 2017 will be evaluated as to impact and implemented accordingly.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for property, plant and equipment as follows:

	May 31, 2018	August 31, 2017
Production equipment	$535,480	$535,480
Office furniture and equipment	7,899	7,899
Leasehold improvements	34,321	34,321
Vehicle	---	75,260
	577,700	652,960
Accumulated depreciation	497,434	504,812
PP&E, net accumulated depreciation	$80,266	$148,148

During the nine months ended May 31, 2018, the Company sold its vehicle for $5,000. The vehicle’s book value at the time of sale was $0 resulting in a gain on sale of $5,000.

Depreciation for the nine months ended May 31, 2018 and 2017 was $67,882, and $162,083, respectively.

Impairment of long-lived assets

The Company had tested the four asset groups and determined that impairment indicators were present for the production equipment group, specifically for software, server and vehicle components. As a result, software, server and vehicle were written down to their estimated fair value of $241,656, $97,758 and $55,301, respectively; resulting in an impairment charge of $495,241 for the period ending August 31, 2017. Impairment for the nine months ended May 31, 2018 was $0.

NOTE 5: ACCOUNTS PAYABLE

At May 31, 2018 and August 31, 2017, accounts payable was $12,352 and $7,186, respectively.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended May 31, 2018

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

AUCTUS FUND, LLC

On March 22, 2017, the Company executed a convertible promissory note with Auctus Fund, LLC. The note carries a principal balance of $80,000 together with an interest rate of twelve percent (12%) per annum and a maturity date of December 22, 2017. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid. As of May 31, 2018, the principal balance of $80,000 has been paid in full along with all accrued interest.

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

EMA FINANCIAL, LLC

On March 22, 2017, the Company executed a convertible promissory note with EMA Financial, LLC. The note carries a principal balance of $85,000 together with an interest rate of ten percent (10%) per annum and a maturity date of March 22, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid. As of May 31, 2018, the principal balance of $85,000 has been paid in full along with all accrued interest.

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

POWER UP LENDING GROUP

On April 20, 2017, The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $30,000 together with an interest rate of twelve percent (12%) per annum and a maturity date of January 30, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of May 31, 2018, the principal balance of $30,000 has been paid in full along with all accrued interest.

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

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended May 31, 2018

(Unaudited)

 TOUCHE INVESTMENTS, LLC

On March 28, 2018, the company executed an amendment to the convertible note payable issued on March 22, 2017 to Power Up Lending, a/k/a Jabro Funding Corp with Touche Investments, LLC. The amendment waives the default conditions under Section 3.1 of the note and agrees to extinguish the outstanding balance together with principal and interest of $37,664.55 with the delivery of 15,066,000 shares of common stock at $0.0025 per share. The original convertible promissory note carries a principal balance of $30,000 together with an interest rate of twelve percent (12%) per annum and a maturity date of January 30, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Upon delivery of the shares the Note will be deemed paid in full. As of May 31, 2018, the principal balance of $37,665 has been paid in full.

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At May 31, 2018, the derivative liability associated with Auctus Fund, LLC was $0; EMA Financial, LLC was $0, Power up lending was $0 and Touche Investments was $0.

Convertible Notes payable consisted of the following:

	May 31, 2018		August 31, 2017
Convertible notes payable:	$	---	$195,000
Debt discount		---	(24,731)
Convertible notes payable net of debt discount	$	---	$170,269

Accrued interest		---	9,345

Current portion of convertible note payable and interest	$	---	$179,614

NOTE 7: EQUITY

Preferred Stock

The Company has been authorized to issue 750,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. At May 31, 2018 and August 31, 2017 there are 50,000,000 and 50,000,000 shares of Series “A” Convertible Preferred Stock issued and outstanding, respectively. The Series A Convertible Preferred Stock converts at a rate of 10 common shares per each share of preferred for a total of 500,000,000 shares of common.

Common Stock

The Company has been authorized to issue 900,000,000 shares of common stock, $0.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended May 31, 2018

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

During the nine months ended May 31, 2018, the Company issued 18,260,000 shares of common stock to EMA Financial, LLC in exchange for principal reduction of $30,058 and accrued interest and fees of $9,825 for a total of $39,883. The shares were issued on various dates during the nine months ended May 31, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

During the nine months ended May 31, 2018, the Company issued 11,954,700 shares of common stock to Auctus Fund, LLC. in exchange for principal reduction of $12,630 and accrued interest and fees of $11,789 for a total of $24,419. The shares were issued on various dates during the nine months ended May 31, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

On March 15, 2018, the Company sold 7,999,998 shares of common stock to non-related parties in exchange for cash proceeds of $40,000. The shares were issued at $0.005 per share.

On March 18, 2018, the Company sold 500,000 shares of common stock to a non-related party in exchange for cash proceeds of $2,500. The shares were issued at $0.005 per share.

On March 19, 2018, the Company sold 750,000 shares of common stock to a non-related party in exchange for cash proceeds of $3,750. The shares were issued at $0.005 per share.

On March 20, 2018, the Company sold 4,750,000 shares of common stock to non-related parties in exchange for cash proceeds of $23,750. The shares were issued at $0.005 per share.

On March 28, 2018, the Company sold 14,000,000 shares of common stock to non-related parties in exchange for cash proceeds of $70,000. The shares were issued at $0.005 per share.

On March 28, 2018, the Company issued 15,066,000 shares of common stock to non-related parties in exchange for cancellation of the Touche Investment LLC, convertible note payable in the amount of $37,665. The shares were issued at a price of $0.0025 per share.

On April 3, 2018, the Company issued 5,000,000 shares of common stock to non-related parties in exchange for services rendered of $114,500. The shares were issued at FMV of $0.0229 per share.

On April 27, 2018, the Company issued 15,000,000 shares of common stock to a non-related party in exchange for services rendered of $343,500. The shares were issued at FMV of $0.0229 per share.

On April 27, 2018, the Company issued 15,000,000 shares of common stock to our CEO, Jack Namer, a related party in exchange for services rendered of $343,500. The shares were issued at FMV of $0.0229 per share.

On April 27, 2018, the Company sold 8,000,000 shares of common stock to non-related parties in exchange for cash proceeds of $40,000. The shares were issued at an average price of $0.005 per share.

As of May 31, 2018, there are 146,993,149 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of May 31, 2018.

ETHOS MEDIA NETWORK INC.

Notes to Condensed Consolidated Financial Statements

For the period ended May 31, 2018

(Unaudited)

NOTE 8: RELATED PARTY TRANSACTION

On April 27, 2018, the Company issued 15,000,000 shares of common stock to our CEO, Jack Namer, a related party in exchange for services rendered of $343,500. The shares were issued at FMV of $0.0229 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Ethos Media Network, Inc. for the period ended May 31, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended May 31, 2018 and 2017

Revenues.

Total Revenue. Total revenues for the three months ended May 31, 2018 and 2017 were $1,500 and $11,300, respectively. Revenues were the results of operations. This decrease was due to the size and scope of the media events during the period.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended May 31, 2018 and 2017 were $861,103 and $153,768, respectively. Total operating expenses included contractor costs of $1,025 and $325, respectively; stock for services of $801,500 and $0, respectively; professional fees of $11,699 and $49,965, respectively; general and administrative of $26,343 and $22,436, respectively, impairment of long-lived assets of $0 and $0, respectively and depreciation and amortization of $20,536 and $81,042, respectively. Contractor cost increased by approximately 215%. The primary reason for the increase was due to an increase in the number of media events. Stock for services increased by approximately 100%. This increase was due to stock being issued for services rendered. Professional fees decreased by approximately 77%. This decrease is directly related to operations. General and administrative fees increased by approximately 17%. This increase is the result of production cost directly related to operations. Depreciation and amortization decreased by approximately 75%. This decrease was due to the disposition of an asset during the period.

Other Income (Expenses). Other income (expenses) for the nine months ended May 31, 2018 and 2017 included interest expense of ($11,224) and ($3,876), respectively; interest expense related to derivative liability of $0 and ($70,828), respectively and change in derivative of $225,198 and ($149,765), respectively. Other income (expense) changed by approximately 204% due to the convertible debt financing and its associated derivative liability calculated using the Black Scholes model.

Results of Operations for the nine months ended May 31, 2018 and 2017

Revenues.

Total Revenue. Total revenues for the nine months ended May 31, 2018 and 2017 were $3,150 and $32,375, respectively. Revenues were the results of operations. This decrease was due to the size and scope of the media events during the period.

Expenses.

Total Operating Expenses. Total operating expenses for the nine months ended May 31, 2018 and 2017 were $1,001,299 and $688,418, respectively. Total operating expenses included contractor costs of $13,475 and $1,775, respectively; stock for services of $801,500 and $0, respectively; professional fees of $37,552 and $62,113, respectively; general and administrative of $80,890 and $45,737, respectively, impairment of long-lived assets of $0 and $335,668, respectively and depreciation and amortization of $67,882 and $243,125, respectively. Contractor cost increased by approximately 659%. The primary reason for the increase was due to an increase in the number of media events. Stock for services increased by approximately 100%. The primary reason was the issuance of stock for services rendered. Professional fees decreased by approximately 40%. This decrease is directly related to operations. Impairment of long-lived assets decreased by approximately 100%. This decrease is the result of the Company not impairing any assets during the period. General and administrative fees increased by approximately 77%. This increase is the result of production cost directly related to operations. Depreciation and amortization decreased by approximately 72%. This decrease was due to the disposition of an asset during the period.

Other Income (Expenses). Other income (expenses) for the nine months ended May 31, 2018 and 2017 included interest expense of ($20,620) and ($3,876), respectively; interest expense related to derivative liability of ($58,341) and ($70,828), respectively and change in derivative of $1,545,752 and ($149,765) respectively. Gain on asset disposition of $5,000 and $0, respectively. Other income (expense) changed by approximately 115% due to the convertible debt financing and its associated derivative liability calculated using the Black Scholes model.

Financial Condition.

Total Assets. Total assets at May 31, 2018 and August 31, 2017 were $122,096 and $241,579, respectively. Total assets consist of cash of $17,330 and $68,931, respectively; note receivable of $24,500 and $0, respectively and property and equipment, net of depreciation and impairment in the amount of $80,266 and $148,148, respectively.

Total Liabilities. Total liabilities at May 31, 2018 and August 31, 2017 were $12,352 and $1,820,376, respectively. Total liabilities consist of accounts payable of $12,352 and $7,186, respectively; accrued interest of $0 and $9,345 respectively; convertible note payable, net of discount was $0 and $170,269, respectively and derivative liability of $0 and $1,633,576, respectively. .

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had net income for the nine months ended May 31, 2018 of $473,642 as compared to the loss for the nine months ended May 31, 2017 of $880,512. In addition, the Company has an accumulated deficit of $4,080,619 at May 31, 2018. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At May 31, 2018, we had working capital of $29,478. Our working capital is due to operations.

Net cash used in operating activities for the nine months ended May 31, 2018 and 2017 was ($121,915) and ($79,563), respectively. Net cash used in operating activities is our net income, less depreciation and amortization, impairment of long-lived assets, stock for services, beneficial conversion of derivative convertible note and further adjusted by increases and decreases in certain assets and liabilities. Cash for operating activities was provided by operating activities.

Net cash provided by investing activities for the nine months ended May 31, 2018 and 2017 was $5,000 and ($30,300), respectively. Net cash provided by investing activities included intangible assets and proceeds from the sale of fixed assets.

Net cash provided by financing activities for the nine months ended May 31, 2018 and 2017 was $65,314 and $207,500, respectively. Net cash provided by financing activities included proceeds from convertible notes, repayment of convertible notes and proceeds from the sale of common stock.

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

We had no material commitments for capital expenditures as of May 31, 2018.

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

With respect to the period ending May 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending May 31, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

During the nine months ended May 31, 2018, the Company issued 18,260,000 shares of common stock to EMA Financial, LLC in exchange for principal reduction of $30,058 and accrued interest and fees of $9,825 for a total of $39,883. The shares were issued on various dates during the nine months ended May 31, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

During the nine months ended May 31, 2018, the Company issued 11,954,700 shares of common stock to Auctus Fund, LLC. in exchange for principal reduction of $12,630 and accrued interest and fees of $11,789 for a total of $24,419. The shares were issued on various dates during the nine months ended May 31, 2018. The shares were issued at a discount to the fair market value, per the conversion agreement dated March 22, 2017.

On March 15, 2018, the Company sold 7,999,998 shares of common stock to non-related parties in exchange for cash proceeds of $40,000. The shares were issued at $0.005 per share.

On March 18, 2018, the Company sold 500,000 shares of common stock to a non-related party in exchange for cash proceeds of $2,500. The shares were issued at $0.005 per share.

On March 19, 2018, the Company sold 750,000 shares of common stock to a non-related party in exchange for cash proceeds of $3,750. The shares were issued at $0.005 per share.

On March 20, 2018, the Company sold 4,750,000 shares of common stock to non-related parties in exchange for cash proceeds of $23,750. The shares were issued at $0.005 per share.

On March 28, 2018, the Company sold 14,000,000 shares of common stock to non-related parties in exchange for cash proceeds of $70,000. The shares were issued at $0.005 per share.

On March 28, 2018, the Company issued 15,066,000 shares of common stock to non-related parties in exchange for cancellation of the Touche Investment LLC, convertible note payable in the amount of $37,665. The shares were issued at a price of $0.0025 per share.

On April 3, 2018, the Company issued 5,000,000 shares of common stock to non-related parties in exchange for services rendered of $114,500. The shares were issued at FMV of $0.0229 per share.

On April 27, 2018, the Company issued 15,000,000 shares of common stock to a non-related party in exchange for services rendered of $343,500. The shares were issued at FMV of $0.0229 per share.

On April 27, 2018, the Company issued 15,000,000 shares of common stock to our CEO, Jack Namer, a related party in exchange for services rendered of $343,500. The shares were issued at FMV of $0.0229 per share.

On April 27, 2018, the Company sold 8,000,000 shares of common stock to non-related parties in exchange for cash proceeds of $40,000. The shares were issued at an average price of $0.005 per share.

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

ETHOS MEDIA NETWORK, INC.

Date: July 16, 2018	By:	/s/ Jack Namer
Jack Namer,
Principal Executive Officer
Principal Financial and Accounting Officer

